Form 10-Q
period 2021-06-30
Insight Acquisition Corp. /DE
filed 2021-10-15
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

INSIGHT ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40775	86-3386030
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

333 East 91 st Street New York, NY		10128
(Address Of Principal Executive Offices)		(Zip Code)
(917)
374-2922
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	INAQ.U	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	INAQ	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	INAQ WS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of October
15
, 2021, 24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INSIGHT ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
JUNE 30, 2021

Assets:
Current assets:
Cash	$25,000

Total current assets	25,000
Deferred offering costs	365,895

Total Assets	$390,895

Liabilities and Stockholder’s Deficit:
Current liabilities:
Accounts payable	$60,899
Accrued expenses	255,875
Franchise tax payable	38,954
Note payable - related party	50,000

Total current liabilities	405,728

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding (1)(2)	690
Additional paid-in capital	24,310
Accumulated deficit	(39,833)

Total stockholder’s deficit	(14,833)

Total Liabilities and Stockholder’s Deficit	$390,895

(1)	This number includes up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).
(2)
On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

General and administrative expenses	$879
Franchise tax expenses	38,954

Loss from operations	(39,833)

Net loss	$(39,833)

Weighted average shares outstanding, basic and diluted (1)(2)	6,000,000

Basic and diluted net loss per share	$(0.01)

(1)	This number excludes an aggregate of up to 900,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).
(2)
On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S
D
E
FICIT
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - April 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(39,833)	(39,833)

Balance - June 30, 2021 (unaudited)	—	$—	6,900,000	$690	$24,310	$(39,833)	$(14,833)

(1)	This number includes up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4).
(2)
On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(39,833)
Changes in operating assets and liabilities:
Accounts payable	879
Franchise tax payable	38,954

Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000

Net cash provided by financing activities	25,000

Net increase in cash	25,000
Cash - beginning of the period	—

Cash - end of the period	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000

Offering costs included in accounts payable	$60,020

Offering costs included in accrued expenses	$255,875

Offering costs paid by Sponsor under promissory note	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Insight Acquisition Corp. (the “Company”) was incorporated in Delaware on April 20, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Insight Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 1, 2021. On September 7, 2021, the Company consummated its Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,500,000 and 1,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), to the Sponsor and Cantor
Fitzgerald &
Co. and Odeon Capital Group, LLC (the “Insiders”), respectively, for an aggregate of 8,700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating proceeds of $8.7 million (see Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $241.2 million ($10.05 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.05 per Public Share plus pro rata interest earned in Trust
Account). The per-share amount to
be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 3) agreed to vote any Founder Shares held by them in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Company’s amended & restated certificate of incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and any other holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) agreed not to propose an amendment to the Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’
rights or pre-initial Business Combination
activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
The Anchor Investors will not be entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the amended and restated certificate of incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or March 7, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.05. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers

(except for the Company’s independent
registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and Capital Resources
As of June 30, 2021, the Company had $25,000 in its operating bank account and working capital deficit of approximately $381,000.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the
Note (as defined in Note 4) through the date of the Initial Public Offering (September 7, 2021). The Company
repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. As of June 30, 2021, the Company had an outstanding balance of $50,000 under the Note.
Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 20, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and Current Report on Form
8-K
filed by the Company with the SEC on September 2, 2021 and September 13, 2021, respectively.
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended June 30, 2021, the Company concluded it will revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity as of September 30, 2021. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in capital and a charge of approximately $21.2 million to accumulated deficit, as well as a reclassification of 2,802,263 shares of Class A common stock from permanent equity to temporary equity.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheet.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Deferred Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC)
340-10-S99-1.
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were
expensed as incurred, presented as
non-operating
expenses in the statement of operations. Offering costs associated with the Initial Public Offering were
charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of June 30, 2021.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Loss Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average common shares were reduced for the effect of an aggregate of 900,000 shares of Class B common stock that are subject to forfeiture if the overallotment option is not exercised by the underwriters (Note 4). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.
Note 3 - Initial Public Offering
On September 7, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. Each Unit consists of one share of Class A common stock, and one-half of
one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
Of the 24,000,000 Units sold in the Initial Public Offering, 2,376,000 Units were purchased by certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company management (the “Anchor Investors”). In connection with the sale of Units to the Anchor Investors, the Sponsor transferred an aggregate of 1,350,000 of the Company’s Class B common stock held by the Sponsor (the “Founder Shares”) to the Anchor Investors at a price of approximately $0.004 per Founder Share. The Company determined that the excess of the fair value of the Founder Shares acquired by the Anchor Investors over the price paid by such Anchor Investors should be recognized as an offering cost in accordance with SEC Staff Accounting Bulletin Topic 5A. The Company estimated the fair value of the Founder Shares sold to the Anchor Investors to be $2.37 per share or an aggregate of approximately $3.2 million, based on third-party transactions in the Sponsor’s equity interests. Accordingly, the offering cost is allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Warrants are expensed as incurred. Offering costs allocated to the Public Shares are charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering.
The Company granted the
underwriters a 45-day option from
the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Related Party Transactions
Founder Shares
On May 5, 2021, the Sponsor paid for certain offering costs totaling $25,000 on behalf of the Company in exchange for issuance of 6,181,250 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). On July 29, 2021, the Company effected a
1:1.1162791
stock
split
of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. In connection with the sale of Units to the Anchor Investors, the Sponsor transferred
1,350,000
Founder Shares to the Anchor Investors, as described in Note 3, above. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period
commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.
Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,500,000 and 1,200,000 Private Placement Warrants to the Sponsor and
the Insiders
, respectively, for an aggregate of 8,700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating proceeds of $8.7 million.
Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor and the underwriters was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash
and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees.
The Sponsor, the underwriters and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On April 30, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and
payable upon the completion of the Initial Public Offering. The Company borrowed approximately $163,000 under the Note through the date of the Initial Public Offering (September 7, 2021).
On September 7, 2021, the Company repaid $157,000 of Note balance and repaid the remaining balance of approximately $6,000 in full on September 13, 2021.
As of June 30, 2021, the Company had an outstanding balance of $50,000 under the Note. Subsequent to the
repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial business combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred
in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.
Note 5 - Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), were entitled to registration rights pursuant to a registration and stockholder rights agreement signed prior to the consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. If the underwriters’ over-allotment option is fully exercised, $0.70 per over-allotment unit, or up to an additional approximately $2.5 million, or approximately $14.5 million in the aggregate, will be deposited in the Trust Account as deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic on
the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and the results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 6 - Stockholder’s Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were no Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. On May 5, 2021, the Company issued 6,181,250 shares of Class B common stock. On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. Of the 6,900,000 shares of Class B common stock outstanding, up to 900,000 shares of Class B common stock are subject to forfeiture, to the Company by the Initial Stockholders for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock will have the right to elect all of the Company’s directors prior to the consummation of the initial Business Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.
The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject
to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%
of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
Note 7 — Warrants
As of September 7, 2021, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years
after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until the completion of a Business Combination, subject to certain limited exceptions. Additionally, except as set forth below, the Private Placement Warrants will be non-redeemable so long
as they are held by the Sponsor, the
Insiders, the
underwriters or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Redemption of warrants
.
 Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period
ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Note 8 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as noted above regarding the initial public offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Insight Acquisition Corp.,” “Insight,” “our,” “us” or “we” refer to Insight Acquisition Corp.. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form
10-Q
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering (the “Initial Public Offering”); and

•	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our Initial Public Offering, filed with the SEC on September 2, 2021.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview
We are a blank check company incorporated in Delaware on April 20. 2021. We were formed for the purpose of effecting a Business Combination that we have not yet identified. Our sponsor is Insight Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
Our registration statement for our Initial Public Offering was declared effective on September 1, 2021. On September 7, 2021, we consummated its Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,500,000 and 1,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), to the Sponsor and Cantor Fitzgerald & Co. and Odeon Capital Group, LLC (the “Insiders”), respectively, for an aggregate of 8,700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating proceeds of $8.7 million.
Upon the closing of the Initial Public Offering and the Private Placement, $241.2 million ($10.05 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or March 7, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Shares, our shares, debt or a combination of cash, equity and debt.
The issuance of additional shares in a Business Combination:

•
may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one
basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of Class A common stock if preference shares are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock.
Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Liquidity and Capital Resources
As of June 30, 2021, we had $25,000 in our operating bank account, and working capital deficit of approximately $381,000.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, we believe that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the period from April 20, 2021 (inception) through June 30, 2021, we had net loss of approximately $40,000, which consisted of general and administrative expenses and franchise tax.
Contractual Obligations
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), were entitled to registration rights pursuant to a registration and stockholder rights agreement signed prior to the consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. If the underwriters’ over-allotment option is fully exercised, $0.70 per over-allotment unit, or up to an additional approximately $2.5 million, or approximately $14.5 million in the aggregate, will be deposited in the Trust Account as deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Services Agreement
On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial business combination or its liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred
in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.
We have not incurred any costs for the period of April 20, 2021 (inception) through June 30, 2021.
Critical Accounting Policies
Deferred Offering Costs Associated with the Initial Public Offering
We comply with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC)
340-10-S99-1.
Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities will be expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Initial Public Offering will be charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering.

Net Loss Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period excluding common stock subject to forfeiture. Weighted average common shares were reduced for the effect of an aggregate of 900,000 shares of Class B common stock that are subject to forfeiture if the overallotment option is not exercised by the underwriters (Note 4). As of June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form
10-Q,
is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on September 2, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On May 5, 2021, Insight Acquisition Sponsor LLC, our sponsor, purchased an aggregate of 6,181,250 shares of our Class B common stock, in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On July 29, 2021, we effected a 1:1.1162791 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 6,900,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be for a maximum of 27,600,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Up to 900,000 of these shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised.

In connection with our initial public offering, certain qualified institutional buyers or institutional accredited investors (in addition to related investment vehicles controlled by or affiliated with these investors) that are not affiliated with us, our sponsor, our directors or any member of our management (the “Institutional Anchor Investors”) purchased an aggregate of 2,376,000 Units in our initial public offering. In connection with the closing of the initial public offering, our sponsor sold a total of 1,350,000 founder shares to the Institutional Anchor Investor at their original purchase price.
Of the of 24,000,000 units sold in our initial public offering, 2,376,000 units were purchased by certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of our management (the “Anchor Investors”). In connection with the sale of units to the Anchor Investors, our sponsor transferred an aggregate of 1,350,000 of the Company’s Class B common stock held by our sponsor to the Anchor Investors at a price of approximately $0.004 per Share
The founder shares will automatically convert into shares of our Class A common stock at the time of the Company’s initial business combination on a one-for-one
basis, subject to adjustment as set forth in our final prospectus, filed with the SEC on September 2, 2021.
On September 7, 2021, we consummated our initial public offering of 24,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $240,000,000. Cantor Fitzgerald & Co. acted as sole book-running manager. Odeon Capital Group, LLC acted as lead manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1,
as amended (Registration
No. 333-258727).
The offering has been completed and all of the Units registered pursuant to the registration statement, other than the Units underlying the underwriter’s over-allotment option, were sold. The registration statement became effective on September 1, 2021.
Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,500,000 warrants (the “Sponsor Private Placement Warrants”) to Insight Acquisition Sponsor LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $7,500,000. In addition, simultaneously with the closing of the IPO, pursuant to the UW Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 1,200,000 warrants (the “UW Private Placement Warrants” and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) to Cantor and Odeon at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $1,200,000.
A total of $241,200,000, comprised of $232,500,000 of the proceeds from the IPO (which amount includes $12,000,000 of the underwriters’ deferred discount) and $8,700,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.
We paid a total of $4,800,000 in underwriting discounts and commissions and $[.] for other costs and expenses related to the IPO, in addition to an estimated additional $[.] in other offering expenses that will be paid. In addition, the underwriters agreed to defer $12,000,000 in underwriting discounts and commissions.
For a description of the net proceeds and the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form
10-Q,
which is incorporated in this Part II, Item 2 by reference.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.

3.2 (2)	Bylaws of Insight Acquisition Corp.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).
(2)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 15, 2021	INSIGHT ACQUISITION CORP.

	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer