Form 10-Q
period 2021-09-30
Insight Acquisition Corp. /DE
filed 2021-11-15
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No    ☐
As of November
12
, 2021, 24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INSIGHT ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30. 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from April 20, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$1,145,160
Prepaid expenses	982,850

Total current assets	2,128,010
Investments held in Trust Account	241,205,192

Total Assets	$243,333,202

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$127,357
Accrued expenses	85,000
Accrued expenses—related party	10,000

Franchise tax payable	88,817
Total current liabilities	311,174
Deferred underwriting commissions in connection with the Initial Public Offering	12,000,000
Derivative liabilities	14,192,522

Total Liabilities	26,503,696
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 24,000,000 shares at $10.05 per share	241,200,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding (1)(2)	690
Additional paid-in capital	—
Accumulated deficit	(24,371,184)

Total stockholders’ deficit	(24,370,494)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$243,333,202

(1)
This number includes up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.

(2)
On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2021	For the Period from April 20, 2021 (inception) through September 30, 2021
General and administrative expenses	$110,056	$110,935
Franchise tax expenses	49,863	88,817

Loss from operations	(159,919)	(199,752)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,128,895	1,128,895
Offering costs associated with derivative warrant liabilities	667,601	667,601
Income from investments held in Trust Account	(5,192)	(5,192)

Total other expenses	1,791,304	1,791,304

Net loss	$(1,951,223)	$(1,991,056)

Weighted average shares outstanding of Class A common stock, basic and diluted	6,260,870	3,865,772

Basic and diluted net loss per common share, Class A common stock	$(0.16)	$(0.20)

Weighted average shares outstanding of Class B common stock, basic and diluted (1)(2)	6,000,000	6,000,000

Basic and diluted net loss per common share, Class B common stock	$(0.16)	$(0.20)

(1)
This number excludes an aggregate of up to 900,000 Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.

(2)
On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’

	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(39,833)	(39,833)

Balance - June 30, 2021 (unaudited)	—	—	6,900,000	690	24,310	(39,833)	(14,833)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,219,000	—	3,219,000
Contribution from Sponsor upon transfering Founder Shares to anchor investors	—	—	—	—	3,199,500	—	3,199,500
Accretion on Class A common stock subject to possible redemption	—	—	—	—	(6,442,810)	(22,380,128)	(28,822,938)
Net loss	—	—	—	—	—	(1,951,223)	(1,951,223)

Balance - September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(24,371,184)	$(24,370,494)

(1)
This number includes up to 900,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.

(2)
On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,991,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,128,895
Offering costs associated with derivative liabilities	667,601
Income from investments held in Trust Account	(5,192)
Changes in operating assets and liabilities:
Prepaid expenses	(982,850)
Accounts payable	18,212
Accrued expenses - related party	10,000
Franchise tax payable	88,817

Net cash used in operating activities	(1,065,573)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(241,200,000)

Net cash used in investing activities	(241,200,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(163,132)
Proceeds received from initial public offering, gross	240,000,000
Proceeds received from private placement	8,700,000
Offering costs paid	(5,151,135)

Net cash provided by financing activities	243,410,733

Net increase in cash	1,145,160
Cash - beginning of the period	—

Cash - end of the period	$1,145,160

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accounts payable	$109,145
Offering costs included in accrued expenses	$85,000
Offering costs paid by Sponsor under note payable - related party	$138,132
Deferred underwriting commissions in connection with the Initial Public Offering	$12,000,000
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in
the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,500,000 and 1,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) and Odeon Capital Group, LLC (“Odeon”), respectively, for an aggregate of 8,700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating proceeds of $8.7 million (see Note 4).
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
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The Public Stockholders will be entitled to redeem

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.05 per Public Share plus pro rata interest earned in Trust
Account). The per-share amount to
be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 3) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 3) agreed to vote any Founder Shares held by them in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Company’s Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.
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
The Anchor Investors are not entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.05. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Risks and Uncertainties
Management continues to evaluate the impact
of the COVID-19 pandemic on
the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations and search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.1 million in its operating bank account and working capital deficit of approximately $1.8 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from April 20, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 202
1 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and Current Report on Form
8-K
filed by the Company with the SEC on September 2, 2021 and September 13, 2021, respectively
.
Revision to Previously Reported Financial Statements
During the preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial stat ement
s
 to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, the Certificate of Incorporation currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.8 million in additional paid-in
capital and an increase of approximately $22.4 million to accumulated deficit, as well as a reclassification of 2,802,263 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form
8-K
filed with the SEC on September 13, 2021 will not be amended. There is no impact to the reported amounts for total assets
 or
 total liabilities
.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates
.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current

liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The Company granted the underwriters a
45-day
option to purchase up to 3,600,000 additional Units solely to cover over-allotments, if any. The Company estimated the fair value of the over-allotment option using a Black-Scholes model. On October 16, 2021, the over-allotment option expired unexercised.
Offering Costs Associated with the Initial Public Offerin
g
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with issuance of the Class A common stock

were charged against the carrying value of the Class A
common stock
subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2021.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 24,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

			For the Period from April 20,
	For the Three Months Ended		2021 (inception) through
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net loss	$(996,369)	$(954,854)	$(780,169)	$(1,210,887)
Denominator:
Basic and diluted weighted average common shares outstanding	6,260,870	6,000,000	3,865,772	6,000,000

Basic and diluted net loss per common share	$(0.16)	$(0.16)	$(0.20)	$(0.20)

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is currently assessing the impact of electing this standard on its financial statements and related disclosures and does not expect the impact to be material.
Management does not believe that any
 other

recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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
Of the 24,000,000 Units sold in the Initial Public Offering,

23,760,000 Units were purchased by certain qualified institutional buyers or institutional accredited investors which are not affiliated with any member of the Company management (the “Anchor Investors”). In connection with the sale of Units to the Anchor Investors, the Sponsor transferred an aggregate of 1,350,000 of the Company’s Class B common stock held by the Sponsor (the “Founder Shares”) to the Anchor Investors at a price of approximately $0.004 per Founder Share. The Company determined that the excess of the fair value of the Founder Shares acquired by the Anchor Investors over the price paid by such Anchor Investors should be recognized as an offering cost in accordance with SEC Staff Accounting Bulletin Topic 5A. The Company estimated the fair value of the Founder Shares sold to the Anchor Investors to be $2.37 per share or an aggregate of approximately $3.2 million, based on third-party transactions in the Sponsor’s equity interests. Accordingly, the offering cost is allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the Public Warrants are expensed as incurred. Offering costs allocated to the Public Shares are charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering.
The Company granted the
underwriters a 45-day option from
the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On October 16, 2021, the over-allotment option expired unexercised.
Note 4 - Related Party Transactions
Founder Shares
On May 5, 2021, the Sponsor paid for certain offering costs totaling $25,000 on behalf of the Company in exchange for issuance of 6,181,250 shares of the Company’s Class B common stock, par value $0.0001 per share, (the “Founder Shares”). On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. In connection with the sale of Units to the Anchor Investors, the Sponsor transferred 1,350,000 Founder Shares to the Anchor Investors, as described in Note 3, above. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Shares
Simultaneously with the closing of the Initial Public Offering, the Company consummated the

Private Placement of
7,500,000
and
1,200,000
Private Placement Warrants to the Sponsor and Cantor and Odeon, respectively, for an aggregate of
8,700,000
Private Placement Warrants, at a price of $
1.00
per Private Placement Warrant, generating proceeds of $
8.7

million.
Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $
11.50
per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor and the underwriters was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash
and exercisable on a cashless basis so long as they are held by the Sponsor,

the underwriters or their permitted transferees.
The Sponsor, the underwriters and the Company’s officers and directors agreed
, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after
the completion of the initial Business Combination.
Related Party Loans
On April 30, 2021, the Sponsor agreed to

loan the Company an
 a
ggregate of up to

$
300,000
to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and
payable upon the completion of the Initial Public Offering. The Company borrowed approximately $
163,000
under the Note. On September 7, 2021, the Company repaid $
157,000
of Note balance and repaid the remaining balance of approximately $
6,000
in full on September 13, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30,2021, the Company recognized $10,000 in the condensed statement of operations related to the service agreement.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. If the underwriters’ over-allotment option was fully exercised, $0.70 per over-allotment unit, or up to an additional approximately $2.5 million, or approximately $14.5 million in the aggregate, would have been deposited in the Trust Account as deferred underwriting commissions. On October 16, 2021, the over-allotment option expired unexercised. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreemen
t. On October 16, 2021, the over-allotment option expired unexercised.
Note 6 - Class A Shares of Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 24,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,040,311)
Plus:
Accrection on Class A common stock subject to possible redemption amount	28,822,938

Class A common stock subject to possible redemption	$241,200,000

Note 7 – Stockholders’
Defici
t
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preferred shares issued or outstanding.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there was 24,000,000 Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding (see Note 4).
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
Note 8 — Warrants
As of September 30, 2021, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$241,205,192	$—	$—
Liabilities:
Derivative liabilities - public warrants	$—	$—	$8,160,000
Derivative liabilities - private warrants	$—	$—	$6,003,000
Derivative liabilities - Over-allotment option	$—	$—	$29,522

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in May 2021, when the Public Warrants were separately listed and traded.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The
 initial
fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the

Private Placement Warrants
have been estimated
using a Monte Carlo simulation model
 and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date
. The fair value of over-allotment option was estimated using a Black-Scholes model. For the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021, the Company recognized a charge to the condensed consolidated statements of operations resulting from an increase in the fair value of liabilities of approximately $1.1 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statement of operations.
The estimated fair value of the Private Placement Warrants, the Public Warrants, and over-allotment option, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At initial issuance	As of September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.47 - $9.63	$9.53 - $9.69
Volatility	10.0% - 15.0%	10.0% - 15.0%
Risk-free rate	0.94%	1.10%
Dividend yield	0.0%	0.0%
The change in the fair value of the Level 3 derivative warrant liabilities for nine months ended September 30, 2021 is summarized as follows:

Derivative liabilities at April 20, 2021 (inception)	$—
Issuance of Public and Private Warrants	13,041,000
Over-allotment option	22,627
Change in fair value of derivative warrant liabilities	1,128,895

Derivative liabilities at September 30, 2021	$14,192,522

Note 10 - Subsequent Events
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
Our registration statement for our Initial Public Offering was declared effective on September 1, 2021. On September 7, 2021, we consummated an Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 7,500,000 and 1,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), to the Sponsor and Cantor Fitzgerald & Co. and Odeon Group, LLC, respectively, for an aggregate of 8,700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating proceeds of $8.7 million.
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

Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.1 million in our operating bank account, and working capital deficit of approximately $1.8 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net loss of approximately $1.9 million, which consisted of $1.1 million change in the fair value of derivative warrant liabilities approximately, approximately $668,000 in financing costs, approximately $100,000 in general and administrative costs and $50,000 franchise tax expenses.
For the period from April 20, 2021 (inception) through September 30, 2021, we had a net loss of approximately $2.0 million, which consisted of $1.1 million change in the fair value of derivative warrant liabilities, approximately $668,000 in financing costs, approximately $101,000 in general and administrative costs and $89,000 franchise tax expenses.
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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. If the underwriters’ over-allotment option was fully exercised, $0.70 per over-allotment unit, or up to an additional approximately $2.5 million, or approximately $14.5 million in the aggregate, would have been deposited in the Trust Account as deferred underwriting commissions. On October 16, 2021, the over-allotment option expired unexercised. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Services Agreement
On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021, we incurred approximately $10,000 under the services agreement in the unaudited condensed statement of operations. As of September 30, 2021, $10,000 included in Due to Related Party on our condensed balance sheet at September 30, 2021.
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

Critical Accounting Policies
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and Financial Accounting Standards Board (“FASB”) ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current

liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 24,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303 of Regulation
S-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form
10-Q,
is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 5, 2021, Insight Acquisition Sponsor LLC, our sponsor, purchased an aggregate of 6,181,250 shares of our Class B common stock, in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On July 29, 2021, we effected a 1:1.1162791 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 6,900,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be for a maximum of 27,600,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.
The founder shares will automatically convert into shares of our Class A common stock at the time of the Company’s initial business combination on a one-for-one
basis, subject to adjustment as set forth in our final prospectus, filed with the SEC on September 2, 2021.
On September 7, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 24,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $240,000,000. Cantor Fitzgerald & Co. (“Cantor”) acted as sole book-running manager. Odeon Capital Group, LLC (“Odeon”) acted as lead manager. The securities sold in the offering were registered under the Securities Act on a registration statement on
Form S-1,
as amended (Registration
No. 333-258727).
The offering has been completed and all of the Units registered pursuant to the registration statement, other than the Units underlying the underwriter’s over-allotment option, were sold. The registration statement became effective on September 1, 2021.
Simultaneously with the closing of the Initial Public Offering, pursuant to the Sponsor Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 7,500,000 warrants (the “Sponsor Private Placement Warrants”) to Insight Acquisition Sponsor LLC at a purchase price of $1.00 per Private

Placement Warrant, generating gross proceeds to the Company of $7,500,000. In addition, simultaneously with the closing of the Initial Public Offering, pursuant to the UW Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 1,200,000 warrants (the “UW Private Placement Warrants” and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) to Cantor and Odeon at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $1,200,000.
A total of $241,200,000, comprised of $232,500,000 of the proceeds from the Initial Public Offering (which amount includes $12,000,000 of the underwriters’ deferred discount) and $8,700,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.
We paid a total of $4,800,000 in underwriting discounts and commissions and approximately $514,000 for other costs and expenses related to the Initial Public Offering, in addition to an estimated additional approximately $194,000 in other offering expenses that will be paid. In addition, the underwriters agreed to defer $12,000,000 in underwriting discounts and commissions.
For a description of the net proceeds and the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form
10-Q,
which is incorporated in this Part II, Item 2 by reference.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.

3.2* (2)	Bylaws of Insight Acquisition Corp.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).
(2)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration
Number 333-258727).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	INSIGHT ACQUISITION CORP.
	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer