Form 10-Q/A
period 2021-09-30
Insight Acquisition Corp. /DE
filed 2022-03-09
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
12b-2
of the Exchange Act).    Yes  ☒    No    ☐
As of March
9
, 2022
, 24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Explanatory Note
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Insight Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 to Insight Acquisition Corp. Quarterly Report on Form 10-Q (the “Amendment No. 1 to the Quarterly Report on From 10-Q”) amends the Quarterly Report on Form 10-Q of Insight Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021.
On September 7, 2021, the Company consummated its initial public offering (“Initial Public Offering”) of 24,000,000 Units, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s Initial Public Offering on September 7, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity. As a result, management corrected the error by reclassifying all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on March
4
, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued audited balance sheet as of September 7, 2021 (the “Post-IPO Balance Sheet”), filed with the SEC on September 13, 2021 (the “Affected Period”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
The Post-IPO Balance Sheet will be restated in an amendment to the current report on Form 8-K that was initially filed with the SEC on September 13, 2021.
The restatement had no impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Amendment No. 1 to the Quarterly Report on Form 10-Q

INSIGHT ACQUISITION CORP.
Form
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
.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
under the Exchange Act. Based on this evaluation, our Certifying Officers have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 7, 2021. Additionally, this material weakness could result in a misstatement of the Class A ordinary shares and earnings per share calculation, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amendment No. 1 to the Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our Certifying Officers performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except for the below risk factor, as of the date of this Amendment No. 1 to the Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on September 2, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and related to the Company’s earnings per share calculation. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see Part I, Item 4, Controls and Procedures included in this Amendent No. 1 to the Quarterly Report on Form 10-Q.
As described in Part I, Item 4. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of September 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part I, Item 4. Controls and Procedures.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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

Dated: March 9, 2022	INSIGHT ACQUISITION CORP.
	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer