Form 10-K
period 2021-12-31
Insight Acquisition Corp. /DE
filed 2022-03-31
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40775

INSIGHT ACQUISITION CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	86-3386030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
333 East 91 st Street
New York, NY 10128
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (917)
374-2922
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	INAQ.U	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	INAQ	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	INAQ WS	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐     NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐     NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒     NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES  ☒     NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).      YES  ☒     NO  ☐
The Registrant’s Units began trading on the New York Stock Exchange (the “NYSE”) on September 2, 2021 and the Registrant’s Class A common stock began separate trading on the NYSE on October 25, 2021. The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was $239,760,000.
As of March 25, 2022, there were 24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,000,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.
PCAOB ID Number: 100                Auditor Name: WithumSmith+Brown, PC                Auditor Location: New York, New York
Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on
Form 10-K
(this “Report”), references to:

•	“we,” “us,” “company” or “our company” are to Insight Acquisition Corp., a Delaware corporation;

•	“Cantor” or the “representative” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (“IPO”);

•	“Odeon” are to Odeon Capital Group, LLC, an underwriter in our IPO;

•	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

•
“anchor investors” are the up to 13 qualified institutional buyers or institutional accredited investors which are not affiliated with any member of our management and that each expressed to us an interest in purchasing up 2,376,000 units in our IPO, as further described herein;

•
“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our IPO and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

•	“initial stockholders” are to holders of our founder shares prior to our IPO (other than the anchor investors);

•	“management” or our “management team” are to our executive officers and directors;

•	“directors” are to our current directors;

•	“public shares” are to shares of Class A common stock sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•	“private placement warrants” are to the warrants issued to our sponsor, Cantor and Odeon in a private placement simultaneously with the closing of our IPO; and

•	“sponsor” are to Insight Acquisition Sponsor LLC, a Delaware limited liability company, formed by our Executive Chairman and Chief Executive Officer.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report includes, and oral statements made from time to time by representatives of the company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business.
Introduction
We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this Report as our initial business combination, with one or more businesses or entities. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.
We completed our IPO on September 7, 2021 and the proceeds of our IPO are held in a trust account for the benefit of our public stockholders. We may use such amounts to help fund our initial business combination, subject to the right of our public stockholders to have their shares of common stock of our company redeemed in connection with our initial business combination.
While we may pursue an acquisition in any business industry or sector, we intend to concentrate our efforts identifying businesses in the FinTech or financial services industry with an enterprise value of approximately $750 million to $1.5 billion, with particular emphasis on businesses that are providing or changing technology for traditional financial services (“FinTech”), those in the wealth, investment, asset management and insurance sectors, or certain types of technology companies that provide services to the FinTech or financial services companies. Such companies might include those providing artificial intelligence, blockchain, data and analytics, tech-enabled services, risk/compliance/KYC/AML solutions, including those focused on financial, regulatory, fraud and cybersecurity risk, and/or enterprise software solutions, among others. In addition, we intend to capitalize on the ability of our management team to identify and acquire a business in the Fintech or financial services industries that can benefit from our experience and differentiated global network.
Company History
On September 7, 2021, we consummated our IPO of 24,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock of the company, par value $0.0001 per share, and one-half
of one redeemable warrant of the company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the company of $240,000,000. The company granted the underwriters of the IPO, a
45-day
option to purchase up to 3,600,000 additional Units solely to cover over-allotments, if any.
Simultaneously with the closing of the IPO, the company completed the private sale of an aggregate of 7,500,000 warrants (the “Sponsor Private Placement Warrants”) to Insight Acquisition Sponsor LLC at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the company of $7,500,000. In addition, simultaneously with the closing of the IPO, the company completed the private sale of an aggregate of 1,200,000 warrants (the “UW Private Placement Warrants” and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) to Cantor and Odeon at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the company of $1,200,000.
The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the purchasers thereof or their permitted transferees, (i) are not redeemable by the company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are subject to the lock-up
and registration rights limitations imposed by FINRA Rule 5110. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
A total of $241,200,000, comprised of $232,500,000 of the proceeds from the IPO (which amount includes $12,000,000 of the underwriters’ deferred discount) and $8,700,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the company’s initial business combination, (ii) the redemption of any shares of Class A common stock included in the Units sold in the IPO (“public shares”) properly submitted in connection with a stockholder vote to amend the company’s amended and restated certificate of incorporation to modify the substance or timing of the company’s obligation to redeem 100% of the public shares if the company does not complete its initial business combination within 18 months from the closing of the IPO, or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity and (iii) the redemption of the public shares if the company is unable to complete an initial business combination within 18 months from the closing of the IPO, subject to applicable law.

On October 16, 2021, the
45-day
over-allotment option granted to the underwriters of our IPO expired unexercised.
On October 20, 2021, we announced that holders of the Units may elect to separately trade the Class A Common Stock and Warrants. Those Units not separated will continue to trade on the NYSE under the symbol “INAQ.U,” and the Class A common stock and redeemable warrants that are separated will trade on the NYSE under the symbols “INAQ” and “INAQ WS,” respectively.
Business Strategy
Our business strategy is to identify and complete a business combination that creates long-term value for our stockholders. Our investment team is well positioned to successfully identify attractive opportunities with growth-stage FinTech and related technology companies, as well as with Wealth or Investment management firms. With our prior investment experience and extensive networks, we are confident that we can successfully execute an initial business combination.
We believe that applying Insight’s approach to investing, and leveraging Insight’s network, resources and expertise, will help our management team execute on our business strategy:

•
Growth mindset.
 Insight looks to partner with future market leading companies with several years of sustained growth, with a history of customer trust and engagement and a business model that is reflective of the value they provide. These companies often have potential for a sustained category leadership position, and we will leverage Insight’s experience in identifying growth-stage companies with the potential to become market leaders.

•
Management-focused, partnership-oriented approach.
 We will aim to align with the strategy and goals of the management team we partner with. By partnering with existing management, we believe that we can build upon management’s existing traction and support them as they strive to achieve category leadership, while minimizing the business disruption associated with a leadership transition.

•
Long investment horizon
. Insight is a long-term investor and our goal is to help companies transform into industry leaders, and to be supportive along the way by continuing to serve on the Board of Directors. We will target companies where we can be a long-term partner, supporting their path towards market leadership.

We believe there are many potential targets within the FinTech (as well as adjacent technologies), asset and wealth management, and broader financial services sectors that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics from mature businesses with recurring revenues and strong cash flows to high growth innovative companies.
We do not intend to limit our search to one segment of the financial services ecosystem, but will instead target a wide variety of companies across the financial services and technology sectors, with a focus on FinTech and adjacent technologies. The FinTech sector, for example, saw $45.3 billion of financing volume in 2020. Q1 2021 was the largest and most active quarter ever for FinTech financing activity with over $29 billion in volume across more than 750 transactions
During the same period, there was an active IPO market, with six US FinTech initial public offerings. Additionally, 2021 was an active year for special purpose acquisition company (“SPAC”) transactions (16 completed through June 2021) in the FinTech sector, or mergers between FinTech companies and SPACs, with announced deal values of $54.9 billion. Total announced merger and acquisition (“M&A”) dollar volume reached $95 billion in Q1 2021, with 21 deals all valued over $1 billion, the most ever in a single quarter
The wealth industry has attracted the attention of private equity investors due to its steady growth, high profit margins, consistent cash flow, and low capital requirements. M&A across the vertical remains a principal path to solving strategic challenges and repositioning businesses for growth. Transaction activity remained high in 2020 with 253 announced transactions, a slight reduction year-over-year with the previous year’s 270 transactions. The 2020 transactions included 51 traditional asset manager sales, 51 alternative asset manager sales, and 151 private wealth manager sales. 2020 deal activity was spread across firms with different sizes of assets under management (“AUM”). The transacted AUM rose to $2.9 trillion, implying an average AUM per transaction of $11.6 billion in 2020 versus $1.3 trillion in AUM transacted in 2019, implying an average AUM per transaction of $4.67 billion for that year.

According to McKinsey & Company research, in 2000, the North American wealth management industry totaled $13 trillion in client assets, which grew by approximately 45%, reaching roughly $19 trillion in 2010. There were approximately 420,000 advisors in the US and Canada in 2010. By the end of the third quarter of 2020, the industry was managing a record-high $34.7 trillion in client assets, with annualized year-to-date net flows
at a healthy 2.6%. While as of 2018, the total number of advisors remained largely unchanged from 2010, the advisor workforce aged materially in the US, with only 25% under the age of 44, compared to 33% in 2010. Future industry consolidation will be driven by the fact that a substantial number of advisors are expected to retire over the next decade with their managed assets becoming available for acquisition. These retirements are further fueled by the level of education and professional competency demanded of advisors. The industry is also experiencing a substantial transfer of generational assets and an influx of new generational assets, with a direction towards advisors and companies possessing strong technology. As a consequence, businesses are constantly looking to implement, invest or acquire technology platforms that can further their growth and differentiate their product offerings. This disruption and change in the delivery of financial services includes, among others, digital payments, digital advice (robo-advice), exchanges and trading platforms, the use of big data and artificial intelligence, cloud computing and digital assets. As modelled by Aite Group, assets managed on digital investment platforms are set to increase from AUM of $343 billion in the third quarter of 2019 to $1.68 trillion by 2025 and according to Juniper Research, consumer spending via digital wallets will exceed $10 trillion in 2025, an 83% increase from the $5.5 trillion spent via digital wallets in 2020. According to the Ernst & Young Global Capital Confidence Barometer, 89% of wealth and asset managers that responded to their surveys agreed that digital transformation will present them with opportunities to reposition their overall business strategy and reshape their portfolios. Of the executives surveyed, 77% believe that their chief executive has a clear vision to achieve accelerated digital transformation through M&A. With increased adoption of technology solutions by consumers and businesses alike, we believe that all components of the industry including both mature and innovative newcomers are poised for continued growth in overall market size and penetration. Key industry characteristics include long-term organic growth, attractive competitive dynamics, and further consolidation opportunities to scale. Key business characteristics include high barriers to entry, low risk of technological obsolescence, and public market-ready scale. Key financial metrics include organic revenue growth, recurring revenues, and strong cash flow conversion. We will seek to acquire established businesses that we believe are fundamentally sound, but potentially would benefit from the financial, operational, technological, strategic or managerial improvements our company and management team can provide to maximize value. We will also look at earlier-stage companies that exhibit the potential to transform the industries in which they participate, and which offer the potential of sustained high levels of revenue growth.
Our Past SPAC Company Blank Check Experience
Jeffrey Gary, who is our CEO and CFO, was an officer and director of Fusion Acquisition Corp. (NYSE: FUSE; “Fusion I”), a special purpose acquisition company that completed its initial public offering in June 2020 in which it sold units, each consisting of one share of Class A common stock and one-half of one
warrant to purchase one share of Class A common stock for an offering price of $10.00 per unit, generating aggregate proceeds of approximately $350,000,000.
On September 22, 2021, Fusion I closed its agreement and plan of merger with MoneyLion Inc. (“MoneyLion”), pursuant to which, among other things, MoneyLion became a wholly owned subsidiary of Fusion I. In connection with the business combination, Fusion I raised $250 million through a private placement of shares of its Class A common stock at a price of $10.00 per share. Mr. Gary remains a member of the board of directors of MoneyLion.
Jeffrey Gary, who is our CEO and CFO, was also an officer and director of Fusion Acquisition II Corp. (NYSE: FSNB; “Fusion II”), a special purpose acquisition company that completed its initial public offering in February 2021 in which it sold units, each consisting of one share of Class A common stock and one-third of one
warrant to purchase one share of Class A common stock for an offering price of $10.00 per unit, generating aggregate proceeds of approximately $500,000,000.
Our Management Team
We will seek to capitalize on the financial services experience and contacts of the members of our board of directors (“Board) and management team, including Michael Singer, our Executive Chairman, and Jeffrey Gary, our Chief Executive Officer and Chief Financial Officer, to identify, evaluate, and acquire a target business.
Michael Singer, our Executive Chairman, is the Managing Partner of Alternative Insight, LLC. In 2017, he formed Alternative Insight LLC to serve as management company for his investment management activities, directorships and consultancy. He was Executive Vice Chairman of the Board of Directors of National Holdings Corporation (Nasdaq: NHLD), which was sold to B. Riley Financial in February 2021. From 2012 to 2017, Mr. Singer was Chief Executive Officer and President of Ramius (Cowen Investment Management). Prior to that, he was Head of Alternative Investments at Third Avenue Management. From 2004 to 2009, he was
co-President
of Ivy Asset Management, an institutional fund of hedge funds business. Mr. Singer began his career at Weiss, Peck & Greer, where he spent nine years and served as Senior Managing Director and Executive Committee Member. Mr. Singer received his Juris Doctorate from the Emory University School of Law and Bachelor of Science degree in accounting with honors from Penn State University. He is an attorney and CPA.

Jeffrey Gary is our Chief Executive Officer and Chief Financial Officer. Mr. Gary has a
30-year
track record in the investment and financial services industry, including significant M&A experience. He is an experienced board member and investor, having worked on numerous transactions with SPACs and public and private equity companies and has directly led audit, fiduciary, and corporate governance committees of these companies. He was on the on the board of directors of National Holdings Corporation (Nasdaq: NHLD) (February 2019 to February 2021), where he also served as the chair of the audit committee until the successful sale of National to B. Riley Financial in February 2021. He currently serves on the Board of Directors for the Arca US Treasury Mutual Fund and is the Audit Committee Chair (since December 2019). Mr. Gary also sits on the advisory boards for Monroe Capital (since January 2020) and two FinTech companies, DealBox (since May 2019) and Total Network Service/Digital Names (since May 2019). From October 2018 to March 2020, Mr. Gary served on the board of directors of the Axonic Alternative Income Mutual Fund. Previously, Mr. Gary was a senior portfolio manager and led investment teams at Avenue Capital Group (from January 2012 to July 2018), Third Avenue (from May 2009 to December 2010), BlackRock, Inc. (NYSE: BLK) (“BlackRock”) (from September 2003 to December 2008), AIG/American General (NYSE: AIG) (from May 1998 to September 2003), and Koch Industries (from September 1996 to April 1998) where he invested across all asset classes with a focus on the high-yield, bank loan and distressed markets. During this time, he operated in a variety of roles, which included presenting each quarter on regulatory, compliance, shareholder, the Sarbanes-Oxley Act of 2002, and other SEC matters to the Board. His role also included making investments and negotiating capital structures for numerous corporate buyout and acquisition transactions. He also successfully launched and managed several new investment businesses between 1996 and 2018, and was an angel investor/advisor for a start-up
healthcare company. For a number of years, Mr. Gary was the portfolio manager for numerous NYSE-listed funds. Mr. Gary also sat as an investment committee member at BlackRockKelso Capital BDC (Nasdaq: BKCC) (“BKCC”) from February 2005 to December 2008, where he was involved with the review and approval of all private equity and credit investments, and was a team member in the launch and initial public offering of BKCC. Additionally, Mr. Gary was employed at Avenue Capital from January 2012 to July 2018. He started his career at PricewaterhouseCoopers as a senior auditor from September 1984 to June 1987 and later as a senior analyst at Citigroup (NYSE: C) from July 1987 to July 1988. From August 1988 to December 2002, Mr. Gary was an investment banker at Mesirow Financial. From January 1993 to August 1996, he was a senior distressed analyst at Cargill, Inc. Mr. Gary served as a Board Director and Chief Financial Officer of Fusion I from June 2020 until its business combination with MoneyLion in September 2021 and continues to be a Board Director of MoneyLion. Mr. Gary served on the Board of Directors and as the Chief Financial Officer of Fusion II from February 2021 until January 2022. Mr. Gary earned a Bachelor of Science in Accounting from Penn State University in 1984 and a Master of Business Administration in Finance and International Business from Northwestern University (Kellogg) in 1991. Mr. Gary is a Certified Public Accountant.
David Brosgol, one of our directors, is General Counsel of Voyager Digital, a crypto-asset trading platform for retail and institutional investors. Prior to joining Voyager Digital in February 2021, Mr. Brosgol worked with Anchorage, a crypto-native custodian and digital asset platform as a Manager and Advisor, from December 2019 to November 2020. From October 2017 to April 2019, he was a Founder, General Counsel and Chief Compliance Officer at Digital Asset Custody Company (“DACC”). Prior to its acquisition by Bakkt, DACC was a pioneer in the digital asset space providing institutional custody of digital assets. From June 2016 to October 2017, Mr. Brosgol was General Counsel and Managing Director at Maverick Capital, a multi-billion dollar hedge fund manager. Mr. Brosgol earned a B.A. in Economics from Trinity College in 1990, an M.A. in Philosophy from the University of Essex in 1992 and a J.D. from the University of Virginia in 1995.
Victor Pascucci, III, one of our directors, has served as Managing Partner at Energy Capital Ventures, an early-stage venture capital fund focused on the energy sector, and an Advisory Partner at IA Capital, an early- stage venture capital fund focused on the insurance and fintech sector, each since January 2020. From January 2017 to January 2020, Mr. Pascucci was Managing Partner at Lightbank, an early stage venture capital firm where he led investments in Clearcover, Extend and Billtrim. From August 2016 to January 2017, he was Venture Partner and Investment Director at Munich Re | HSB Ventures, a Global 100 diversified insurance company where he led investments in insurtech. From September 2015 to August 2016, he was a Consultant and Advisor at Attraction Ventures LLC, a consulting practice to corporate venture capital programs and venture capital firms. From 2011 to September 2015, Mr. Pascucci was Head of Corporate Development of USAA, an integrated financial services company with a $330M fintech and insurtech fund. Investments while at USAA included Coinbase, MX, ID.me, Prosper Marketplace, Cartera Commerce and TRUECar. Also at USAA, Mr. Pascucci held leadership positions in the General Counsel division and Enterprise Strategy & Transformation. In addition, since January 2019, he has served as an independent consultant, board member and advisor to entrepreneurs and venture backed companies, including Axio Global Inc., EnergyCX, Edmit, ID.me Inc, Leaplife, Clearcover and Paceline. Mr. Pascucci earned a B.A. in Communications from Bowling Green State University in 1992 and a J.D. from the University of Toledo College of Law.
William Ullman, one of our directors, is the Chief Executive Officer of Water Street Advisors LLC, a registered investment advisor. He is also the Founder and Chief Executive Officer of The Daily FinQ, a mobile application designed to help Americans become smarter about money and finance, since 2019. Mr. Ullman has been a board member of Van Eck Associates Corp., a New York based investment firm, since 2010. He also currently serves as a special advisor to FinTech Collective, a venture capital firm, a member of the board of directors of the Capital Returns Fund, since 2010, and a senior advisor to Berkshire Global, since 2020. From 2016 to 2018, Mr. Ullman served as Chief Commercial Officer of Orchard Platform and Chief Executive Officer of its broker-dealer subsidiary (Orchard Platform Markets LLC) prior to its sale to Kabbage in 2018. From 2006 to 2016, he was the founder of Right

Wall Capital Management LLC, a firm focused on investing in the financial services sector, including financial technology companies. From 2001 to 2006, Mr. Ullman was the Senior Managing Director, Global Clearing Services at Bear Stearns & Co., Inc. Mr. Ullman earned an A.B. in History from Princeton University in 1985 and an M.B.A. from the Anderson School at UCLA in 1989.
We believe that the members of our Board and management team’s extensive relationships that were developed over their respective substantial careers at leading financial institutions, as well as their collective executive experience in financial services, FinTech, and the financial markets, will allow us to identify and complete an attractive initial business combination. Similarly, we believe their experience in founding, nurturing, and growing multiple businesses, including asset managers and FinTech businesses, will serve as a valuable foundation to locate and consummate an initial business combination in the financial services industry.
The past performance of our management team or their respective affiliates is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of any future performance.
For more information on the experience and background of our management team, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance.”
Business Combination Criteria and Process
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies in the FinTech, wealth, asset or investment management or insurance tech (insurtech) sectors or companies that provide technology enabled services to these sectors in the valuation range of $750 million to $1.5 billion that we believe:

•	are fundamentally sound and can unlock and enhance stockholder value through a combination with us, thereby offering attractive risk-adjusted returns for our stockholders;

•	have strong, experienced management teams, or provide a platform to assemble an effective management team with a track record of driving growth and profitability;

•
are at an inflection point, such as requiring additional capital to fund growth through increased marketing and technology spending, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

•	can benefit from the application and exploitation of financial service technologies;

•	have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams;

•	can grow both organically and where we believe our ability to source proprietary opportunities and execute transactions will help the business grow through additional acquisitions

•	have a leading or defendable market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors;

•	can benefit from being a publicly traded company, with access to broader capital markets, to achieve the company’s growth strategy;

•	exhibit unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review;

•
are disrupting large market segments with a large total addressable market. As part of the evaluation process, we will diligence the market segment to thoroughly understand the underlying drivers, business model and competitive environment;

•	businesses with substantially mitigated product risk, through proven models, meaningful revenue, and strong unit economics;

•	companies that are ready to scale, where we can provide support and industry expertise to support them in scaling their business and executing on their strategic vision; and

•	world class firms and management teams looking for an active capital partner that will support their growth with experience and expertise, in addition to capital.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents, as applicable, that we would file with the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.
We intend to pursue an initial business combination with a high-quality growth company that has the potential to become a market leader. We will apply our experience in sourcing and executing transactions to identify and negotiate a combination with what we believe is an exceptional business. Our team has extensive expertise in the FinTech and Wealth, Asset and Investment management and insurtech sectors, and we expect that our ultimate target will be in one of those fields, although we may consummate a transaction with a business in a different industry.
In recent years, private technology companies have created extraordinary value through rapid growth at significant scale. Innovative firms are leveraging new technologies such as cloud computing and artificial intelligence to disrupt traditional industries and establish new markets. Furthermore, the global COVID-19 pandemic
has accelerated digital transformation across the globe, providing a tailwind for technology disruptors across all industries. As the world adapts to the new normal and continues to adopt these newly created solutions and services, we believe that technology companies with the right market fit are positioned to benefit from significant value creation.
Despite these large market opportunities, technology companies have been remaining private for longer. Availability of private capital has enabled these businesses to grow at scale to “unicorn” valuations and beyond. We believe these investment opportunities will be attractive to public investors and that we are ideally positioned to take these companies public.
Technology companies in their growth stage benefit materially from being publicly-traded. Newly public companies benefit from expanded access to capital markets, a more liquid currency for potential acquisitions and growth capital and increased brand awareness. In addition, a business combination with Insight Acquisition Corp. would provide such companies with additional benefits including a more expeditious route to the public markets, an opportunity to broadly share growth plans through filed forecasts, and earlier certainty of capital through the inclusion of a potential PIPE, when compared to a traditional IPO. Partnering with our management team, who are known for supporting high-growth FinTech and Wealth, Asset and Investment management companies, provides an attractive mechanism to go public.
As part of the evaluation process, we expect to conduct extensive due diligence to assess the company’s market opportunity, competitive positioning, business model and financial profile. Our review process may include, among other things, interviews with competitors, customers and vendors, analysis of significant risks and opportunities, meetings with management and employees, and review of other relevant information which may encompass, among other things, document reviews, inspections of facilities, as well as reviewing financial and other information which will be made available to us.
Initial Business Combination
The rules of the NYSE and our amended and restated certificate of incorporation require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
We filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Sourcing of Potential Initial Business Combination Targets
We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team and our directors and advisors have developed a broad network of contacts and corporate relationships around the world, which includes private equity firms, venture capitalists and entrepreneurs. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. In addition, members of our management team have developed contacts derived directly from serving on the boards of directors of several public and private companies.

This network has provided our management team with a flow of referrals, which in the past has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that this network will provide us with multiple investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention by various unaffiliated sources, including participants in our targeted markets and their advisors, private equity funds and large business enterprises seeking to divest non-core assets
or divisions.
While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team. We will also set aside up to, $15,000 per month for services rendered to us by members of our management team, subject to approval by our board of directors, commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.
Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
As described in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. For example, Mr. Gary served as Chief Financial Officer and Director of Fusion I, a special purpose acquisition company that completed its initial public offering in June 2020, until its business combination with MoneyLion in September 2021 and remains a director of MoneyLion. Fusion I, like us, pursued initial business combination targets in any businesses or industries and had until December 30, 2021, to do so. Fusion II raised $500 million and as a result are focused on companies with an enterprise value of $1.5 billion to $5 billion which is larger than the target size for Insight. Mr. Gary also served as Chief Financial Officer and Director of Fusion II, a special purpose acquisition company that completed its initial public offering in February 2021, until January 2022. Fusion II, like us, may pursue initial business combination targets in any businesses or industries and has until March 2, 2023, to do so (absent an extension in accordance with their charters). Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.

Corporate Information
We are a blank check company incorporated as a Delaware corporation on April 20, 2021. Our executive offices are located at 333 East 91 st
 Street, New York, New York 10128, and our telephone number is
(917) 374-2922.
Our website address is www.insightacqcorp.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.
Financial Position
With funds held in the trust account available for a business combination in the amount of approximately $241,205,192 as of December 31, 2021 assuming no redemptions and after payment of $12,000,000 of deferred underwriting commissions, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Stockholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•
We issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of our shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•
Any of our directors, officers or substantial stockholders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock in which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers and (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial securityholder; or

•	The issuance or potential issuance of common stock will result in our undergoing a change of control.
Permitted Purchases of Our Securities
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination. The anchor investors will not be entitled to redemption rights with respect to any founder shares held by them in connection with the completion of our business combination.
Limitations on Redemptions
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s stockholder approval rules.
The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased (including in open market and privately-negotiated transactions), and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will
have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 9,000,001, or 37.5%, of the 24,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted), or 1,500,00,001, or 6.25%, of the 24,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming only the minimum number of shares are voted). These quorum and voting thresholds, and the voting agreements of our initial stockholders and the anchor investors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with
Rule 10b5-1 to
purchase shares of our Class A common stock in the open market, in order to comply with
Rule 14e-5 under
the Exchange Act.
We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Delivering Stock Certificates in Connection with the Exercise of Redemption Rights
As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our IPO.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we will have only 18 months from the closing of our IPO to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period,
we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time
period.
Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 18 months from the closing of our IPO or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. However, if our initial stockholders, sponsor or management team or the anchor investors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time
period.
Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $2,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption
amount received by stockholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption
amount received by stockholders will not be substantially less than $10.05. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.05 per share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 18 months from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18 th
 month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination
The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within 18 months from the closing of our IPO.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause our net tangible assets to be less than $5,000,001.	If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our initial stockholders, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.	If we are unable to complete our initial business combination within 18 months from the closing of our IPO, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and interest withdrawn in order to pay our taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently utilize office space at 333 East 91
st
 Street, New York, New York 10128 from our sponsor and the members of our management team. We consider our current office space adequate for our current operations.
Employees
We currently have two executive officers: Michael Singer and Jeffrey Gary. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We have filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds
$250 million as of the prior June 30
th
, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30
th
.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors.
An investment in our securities involves a high degree of risk. In connection with any actual or proposed investment in our securities, you should consider carefully all of the risks described below, together with the other information contained in this Report. If any of the following risks occur, our business, financial condition or results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.
Summary Risk Factors

•	We are a blank check company with no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek stockholder approval of our initial business combination, our initial stockholders, management team and the anchor investors have agreed to vote their founder shares in favor of such initial business combination, regardless of how our public stockholders vote.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The requirement that we complete our initial business combination within 18 months after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak
and other events and the status of debt and equity markets.

•
If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

•
If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our IPO, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

•
Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

•
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

•	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
We are a blank check company with no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the State of Delaware with no operating revenues. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete. Please see the section entitled “Item 1. Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash
.
At the time of your investment in us, you have not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
If we seek stockholder approval of our initial business combination, our initial stockholders, management team and the anchor investors have agreed to vote their founder shares in favor of such initial business combination, regardless of how our public stockholders vote
.
Our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), and our anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 9,000,001, or 37.5%, of the 24,000,000 public shares sold in our IPO to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 1,500,001, or 6.25%, assuming only the minimum number of shares representing a quorum are voted and assuming our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination, and the agreement by the anchor investors to vote any founder shares held by them, will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target
.
We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure
.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis
upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares
.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our initial business combination within 18 months after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders
.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak
and other events and the status of debt and equity markets
.
Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has
spread across the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a
“Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and
on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.”
The COVID-19 outbreak
has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination at all if concerns relating to COVID-19 continue
to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and services providers in a timely manner, if at all. The extent to which COVID-19 impacts
our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and
the actions to
contain COVID-19 or
treat its impact, among others. If the disruptions posed
by COVID-19 or
other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and
other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.
Finally, the outbreak
of COVID-19 may
also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
We may not be able to complete our initial business combination within 18 months after the closing of our IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate
.
We may not be able to find a suitable target business and complete our initial business combination within 18 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock
.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business — Permitted purchases of our securities” for a description of how our sponsor, directors, executive officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed
.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Report entitled “Item 1. Business — Delivering Stock Certificates in Connection with the Exercise of Redemption Rights.”
You are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds of our IPO, only $2,000,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 18 months following the closing of our IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
(a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.05 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.05 per share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of our IPO as well as our registered independent public accounting firm have not executed agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption
amount received by public stockholders could be less than the $10.05 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement which is filed as an exhibit to this Report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.05 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount
that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount
that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO; and (iii) absent an initial business combination within 18 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice
period during which any third-party claims can be brought against the corporation, a 90-day period
during which the corporation may reject any claims brought, and an additional 150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18 th
 month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our IPO is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with the NYSE’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines
.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view
.
Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our IPO and the private placement of warrants provided us with approximately $229,188,000 as of December 31, 2021 that we may use to complete our initial business combination (after taking into account the $12,000,000 of deferred underwriting commissions being held in the trust account).
We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 18 months of the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination
activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination
activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination
behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Certain agreements related to our IPO may be amended without stockholder approval.
Each of the agreements related to our IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions
with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision
discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Holders of our founder shares may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket of our IPO or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
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
As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the company’s application of ASC
480-10-S99-3A
to its accounting classification of the public shares and related to the company’s earnings per share calculation. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, a portion of our Class A common stock subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5,000,000 on the basis that the company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Pursuant to the company’s re-evaluation
of the company’s application of ASC
480-10-S99-3A
to its accounting classification of its Class A common stock subject to possible redemption, the company’s management has determined that the Class A common stock includes certain provisions that require classification of all of the Class A common stock as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the company’s application of ASC
480-10-S99-3A
to its accounting classification of the Class A common stock subject to possible redemption, see Part II, Item 9A. Controls and Procedures included in this Report.
As described in Part II, Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3
or Form
S-4,
which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A. Controls and Procedures.
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
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
Our initial business combination and our structure thereafter may not be tax-efficient
to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
Although we will attempt to structure our initial business combination in a tax-efficient
manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.
In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and
non-U.S.
taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax
profitability and financial condition.
Risks Relating to the Post-Business Combination Company
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets,
restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.
We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.
Risks Relating to Acquiring and Operating a Business in Foreign Countries
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
Our business, our search for a business combination, and any target business with which we ultimately consummate a business combination may be negatively impacted as a result of Russian actions in Ukraine.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Report. These actions and related sanctions could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. The extent to which these actions and related sanctions impact our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted.
Risks Relating to our Management Team
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. The past performance of our management team or their respective affiliates, including with respect to Fusion I and Fusion II, is not a guarantee of either: (i) success with respect to any business combination we may consummate; or (ii) that we will be able to identify a suitable candidate for our initial business combination. Other than Mr. Gary, no member of our management team has had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of any future performance.
We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.
In particular, Mr. Gary served as Chief Financial Officer and Director of Fusion I, a special purpose acquisition company that completed its initial public offering in June 2020, until its business combination with MoneyLion closed on September 22, 2021, and he continues to serve as a director of MoneyLion. Fusion I, like us, pursued initial business combination targets in any businesses or industries and had until December 30, 2021, to do so. Mr. Gary also served as Chief Financial Officer and Director of Fusion II, a special purpose acquisition company that completed its initial public offering in February 2021, until January 2022. Fusion II, like us, may pursue initial business combination targets in any businesses or industries and has until March 2, 2023, to do so (absent an extension in accordance with their charters). Any such companies may present additional conflicts of interest in pursuing an acquisition target.
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Business Combination Criteria and Process” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On May 5, 2021, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 6,181,250 founder shares, or approximately $0.004 per share. On July 29, 2021, we effected a 1:1.1162791 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 6,900,000 founder shares. On October 16, 2021, as a result of the underwriters’ over-allotment option expiring unexercised, our sponsor surrendered 900,000 shares of Class B common stock for no consideration, resulting in our sponsor holding an aggregate of 6,000,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.
The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 27,600,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our IPO. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 7,500,000 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $7,500,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary
of the closing of our IPO nears, which is the deadline for our completion of an initial business combination.
From time to time, we and members of our management team may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our financial condition.
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving competition and antitrust, securities, tax, commercial disputes, and other matters that could adversely affect our financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, such litigation and regulatory proceedings require a great deal of financial resources and attention from us and our management team. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, or penalties and fines, and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.
Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and the related companies may from time to time be involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.
Risks Relating to our Securities
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business
combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 18 months from the closing of our IPO, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination within 18 months from the closing of our IPO is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of our IPO before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock and warrants are listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE’s listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $150 million, the aggregate market value of our publicly-held shares would be required to be at least $40 million and we would be required to have a minimum of 400 round lot holders and 1,100,000 publicly held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.
If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.
Under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement of which our prospectus forms a part, initially filed with the SEC on August 11, 2021, or a new registration statement covering the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.
The grant of registration rights to our initial stockholders, the anchor investors and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our initial stockholders, the anchor investors, the underwriters and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights are exercisable with respect to the founder shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this Annual Report, there are 176,000,000 and 14,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio
but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our IPO or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of existing investors;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.
This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law: (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. The warrant agreement also provides that we will waive any objection to such exclusive jurisdiction or that such courts represent an inconvenient forum. Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision
may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Certain of our warrants are accounted for as a warrant liability and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.
We account for the 20,700,000 warrants issued in connection with our IPO (including 12,000,000 warrants sold as part of the units in our IPO and the 8,700,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging — Contracts in Entity’ Own Equity
(ASC 815-40). Such
guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at
each balance sheet date. With each
such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination as described elsewhere in this Report) for any 20 trading days within a
30 trading-day period
ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption
period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.
Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 12,000,000 shares of our Class A common stock as part of the units offered by our IPO and, simultaneously with the closing of our IPO, we issued in a private placement an aggregate of 8,700,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
At the time of consummation of our IPO, the amount in our trust account was initially anticipated to be $10.05 per public share, implying an initial value of $10.05 per public share. However, prior to our IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. On July 29, 2021, we effected a 1:1.1162791 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 6,900,000 founder shares. On October 16, 2021, as a result of the underwriters’ over-allotment option expiring unexercised, our sponsor surrendered 900,000 shares of Class B common stock for no consideration, resulting in our sponsor holding an aggregate of 6,000,000 founder shares. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $229,200,000, which is the amount we would have for our initial business combination in the trust account after payment of $12,000,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the trust account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each of our shares of common stock would have an implied value of $7.68 per share upon consummation of our initial business combination, which would be a 24.2% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in our IPO, assuming no value to the public warrants).

Public shares	24,000,000
Founder shares	6,000,000

Total shares	30,000,000
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$229,200,000
Initial implied value per public share	$10.05
Implied value per share upon consummation of initial business combination	$7.64

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.
Our sponsor has invested in us an aggregate of $7,525,000, comprised of the $25,000 purchase price for the founder shares and the $7,500,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,000,000 founder shares would have an aggregate implied value of $46,080,000. Even if the trading price of our common stock was as low as approximately $1.25 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.
General Risk Factors
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds
$700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
exceeds $250 million as of the prior June 30
th
, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30
th
. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel.
Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions. We note, however, that there is uncertainty as to whether a court would enforce these exclusive forum provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and may have the effect of discouraging lawsuits against our directors and officers.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We currently utilize office space at 333 East 91
st
 Street, New York, New York 10128 from our sponsor and the members of our management team. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information.
Our units, Class A common stock and warrants are traded on The New York Stock Exchange under the symbols “INAQ.U,” “INAQ” and “INAQ.WS,” respectively. Our units commenced public trading on September 2, 2021, and our Class A common stock and warrants commenced public trading on October 25, 2021.
Holders
As of March 1, 2022, there was one holder of record of our Units, one holder of record of our Class A common stock, 28 holders of record of our Class B common stock and one holder of record of our redeemable warrants.
Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
On April 30, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our IPO pursuant to a promissory note. This loan was non-interest bearing
and payable upon the completion of our IPO. We borrowed approximately $163,000 under the promissory note. On September 7, 2021, we repaid $157,000 of the promissory note balance and repaid the remaining balance of approximately $6,000 in full on September 13, 2021. Subsequent to the repayment, the facility was no longer available to us.
On May 5, 2021, our sponsor, purchased an aggregate of 6,181,250 shares of our Class B common stock, in exchange for a capital contribution of $25,000 at an average purchase price of approximately $0.004 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On July 29, 2021, we effected a 1:1.1162791 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 6,900,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be for a maximum of 27,600,000 units if the underwriters’ over-allotment option was exercised in full and therefore that such founder shares would represent 20% of the outstanding shares after our IPO. On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.
In connection with our IPO, certain qualified institutional buyers or institutional accredited investors (in addition to related investment vehicles controlled by or affiliated with these investors) that are not affiliated with us, our sponsor, our directors or any member of our management (the “Institutional Anchor Investors”) purchased an aggregate of 2,376,000 Units in our IPO. In connection with the closing of the IPO, our sponsor sold a total of 1,350,000 founder shares to the Institutional Anchor Investors at their original purchase price.
The founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one
basis, subject to adjustment as set forth in our final prospectus, filed with the SEC on September 2, 2021.

On September 7, 2021, we consummated our IPO of 24,000,000 Units at a price of $10.00 per Unit, generating total gross proceeds of $240,000,000. Cantor Fitzgerald & Co. (“Cantor”) acted as sole book-running manager. Odeon Capital Group, LLC (“Odeon”) acted as lead manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1,
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
The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the purchasers thereof or their permitted transferees, (i) are not redeemable by the company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
A total of $241,200,000, comprised of $232,500,000 of the proceeds from the IPO (which amount includes $12,000,000 of the underwriters’ deferred discount) and $8,700,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.
We paid a total of $4,800,000 in underwriting discounts and commissions and approximately $514,000 for other costs and expenses related to the IPO, in addition to an estimated additional approximately $194,000 in other offering expenses that have been paid. In addition, the underwriters agreed to defer $12,000,000 in underwriting discounts and commissions.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated September 1, 2021 which was filed with the SEC.
Stock Repurchases
We did not repurchase shares of our common stock during the year ended December 31, 2021.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Insight Acquisition Corp.,” “Insight,” “our,” “us” or “we” refer to Insight Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
Some of the statements contained in this Annual Report on Form
10-K
may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our IPO; and

•	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our IPO, filed with the SEC on September 2, 2021.
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
Overview
We are a blank check company incorporated in Delaware on April 20, 2021. We were formed for the purpose of effecting a Business Combination that we have not yet identified. Our sponsor is Insight Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
Our registration statement for our IPO was declared effective on September 1, 2021. On September 7, 2021, we consummated an IPO of 24,000,000 Units (and with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively.
Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) of 7,500,000 and 1,200,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), to the Sponsor and Cantor Fitzgerald & Co. and Odeon Group, LLC, respectively, for an aggregate of 8,700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating proceeds of $8.7 million.
Upon the closing of the IPO and the Private Placement, $241.2 million ($10.05 per Unit) of the net proceeds of the sale of the Units in the IPO and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the IPO, or March 7, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.
The issuance of additional shares in a Business Combination:

•
may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one
basis upon conversion of the Class B common stock;

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

Liquidity and Capital Resources
As of December 31, 2021, we had approximately $878,000 in our operating bank account, and working capital of approximately $1.4 million.
Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the promissory note. We repaid $157,000 of promissory note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the promissory note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements --Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by March 7, 2023 (unless such a period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination (including the proposed Aurora Business Combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Results of Operations
Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the period from April 20, 2021 (inception) through December 31, 2021, we had a net income of approximately $995,000, which consisted of $2.2 million change in the fair value of derivative warrant liabilities partially offset by approximately $668,000 in financing costs, approximately $453,000 in general and administrative costs and $140,000 franchise tax expenses.
Contractual Obligations
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration and stockholder rights agreement signed prior to the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. If the underwriters’ over-allotment option was fully exercised, $0.70 per over-allotment unit, or up to an additional approximately $2.5 million, or approximately $14.5 million in the aggregate, would have been deposited in the Trust Account as deferred underwriting commissions. On October 16, 2021, the over-allotment option expired unexercised. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Services Agreement
On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the period from April 20, 2021 (inception) through December 31, 2021, we incurred approximately $40,000 under the services agreement in the statement of operations. As of December 31, 2021, $10,000 was included in Due to Related Party on our balance sheet.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the period from April 20, 2021 (inception) through December 31, 2021, we incurred approximately $45,000 under the services agreement in the statement of operations. As of December 31, 2021, there was no balance included in Due to Related Party on our balance sheet.

Critical Accounting Estimates
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
at the end of each reporting period.
The warrants issued in the IPO (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the IPO and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of Public Warrants have subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 24,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Effective with the closing of the IPO, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the IPO and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from April 20, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303 of Regulation
S-K.

JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Annual Report on
Form 10-K
and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, solely because of a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 7, 2021. Additionally, this material weakness could result in a misstatement of the Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers

Name	Age	Title
Michael Singer	55	Executive Chairman
Jeffrey Gary	59	Chief Executive Officer, Chief Financial Officer and Director
David Brosgol	54	Director
Victor Pascucci, III	51	Director
William Ullman	58	Director
Our directors and executive officers are as follows:
Michael Singer
 has served as our Executive Chairman and as a director since April 2021. He is the Managing Partner of Alternative Insight, LLC. In 2017, he formed Alternative Insight LLC to serve as management company for his investment management activities, directorships and consultancy. He was Executive Vice Chairman of the Board of Directors of National Holdings Corporation (Nasdaq: NHLD), which was sold to B. Riley Financial in February 2021. From 2012 to 2017, Mr. Singer was Chief Executive Officer and President of Ramius (Cowen Investment Management). Prior to that, he was Head of Alternative Investments at Third Avenue Management. From 2004 to 2009, he was
co-President
of Ivy Asset Management, an institutional fund of hedge funds business. Mr. Singer began his career at Weiss, Peck & Greer, where he spent nine years and served as Senior Managing Director and Executive Committee Member. Mr. Singer received his Juris Doctorate from the Emory University School of Law and Bachelor of Science degree in accounting with honors from Penn State University. He is an attorney and CPA. We believe Mr. Singer’s deep asset management industry background, coupled with broad operational and transactional experience, make him well qualified to serve as Executive Chairman of our board of directors.
Jeffrey Gary
 has served as our Chief Executive Officer, Chief Financial Officer and as a director since April 2021. Mr. Gary has a 30-year track
record in the investment and financial services industry, including significant M&A experience. He is an experienced board member and investor, having worked on numerous transactions with SPACs and public and private equity companies and has directly led audit, fiduciary, and corporate governance committees of these companies. He was on the on the board of directors of National Holdings Corporation (Nasdaq: NHLD) (February 2019 to February 2021), where he also served as the chair of the audit committee until the successful sale of National to B. Riley Financial in February 2021. He currently serves on the Board of Directors for the Arca US Treasury Mutual Fund and is the Audit Committee Chair (since December 2019). Mr. Gary also sits on the advisory boards for Monroe Capital (since January 2020) and two FinTech companies, DealBox (since May 2019) and Total Network Service/Digital Names (since May 2019). From October 2018 to March 2020, Mr. Gary served on the board of directors of the Axonic Alternative Income Mutual Fund. Previously, Mr. Gary was a senior portfolio manager and led investment teams at Avenue Capital Group (from January 2012 to July 2018), Third Avenue (from May 2009 to December 2010), BlackRock (NYSE: BLK) (from September 2003 to December 2008), AIG/American General (NYSE: AIG) (from May 1998 to September 2003), and Koch Industries (from September 1996 to April 1998) where he invested across all asset classes with a focus on the high-yield, bank loan and distressed markets. During this time, he operated in a variety of roles, which included presenting each quarter on regulatory, compliance, shareholder, the Sarbanes-Oxley Act of 2002, and other SEC matters to the Board. His role also included making investments and negotiating capital structures for numerous corporate buyout and acquisition transactions. He also successfully launched and managed several new investment businesses between 1996 and 2018, and was an angel investor/advisor for a start-up healthcare
company. For a number of years, Mr. Gary was the portfolio manager for numerous NYSE-listed funds. Mr. Gary also sat as an investment committee member at BlackRockKelso Capital BDC (Nasdaq: BKCC) (“BKCC”) from February 2005 to December 2008, where he was involved with the review and approval of all private equity and credit investments, and was a team member in the launch and initial public offering of BKCC. Additionally, Mr. Gary was employed at Avenue Capital from January 2012 to July 2018. He started his career at PricewaterhouseCoopers as a senior auditor from September 1984 to June 1987 and later as a senior analyst at Citigroup (NYSE: C) from July 1987 to July 1988. From August 1988 to December 2002, Mr. Gary was an investment banker at Mesirow Financial. From January 1993 to August 1996, he was a senior distressed analyst at Cargill, Inc. Mr. Gary served as a Board Director and Chief Financial Officer of Fusion I from June 2020 until its business combination with MoneyLion in September 2021 and continues to be a Board Director of MoneyLion. Mr. Gary also served on the Board of Directors and as the Chief Financial Officer of Fusion II from February 2021 until January 2022. Mr. Gary earned a Bachelor of Science in

Accounting from Penn State University in 1984 and a Master of Business Administration in Finance and International Business from Northwestern University (Kellogg) in 1991. Mr. Gary is a Certified Public Accountant. We believe Mr. Gary’s significant experience in the financial services industry and with M&A and SPAC transactions and service on numerous public company and private company boards of directors make him well qualified serve on our board of directors.
David Brosgol
, one of our directors since September 2021, is General Counsel of Voyager Digital, a crypto-asset trading platform for retail and institutional investors. Prior to joining Voyager Digital in February 2021, Mr. Brosgol worked with Anchorage, a crypto-native custodian and digital asset platform as a Manager and Advisor, from December 2019 to November 2020. From October 2017 to April 2019, he was a Founder, General Counsel and Chief Compliance Officer at DACC. Prior to its acquisition by Bakkt, DACC was a pioneer in the digital asset space providing institutional custody of digital assets. From June 2016 to October 2017, Mr. Brosgol was General Counsel and Managing Director at Maverick Capital, a multi-billion-dollar hedge fund manager. Mr. Brosgol earned a B.A. in Economics from Trinity College in 1990, an M.A. in Philosophy from the University of Essex in 1992 and a J.D. from the University of Virginia in 1995. We believe Mr. Brosgol’s substantial experience in securities, digital assets and blockchain technology, investment management, finance and corporate governance make him well qualified to serve on our board of directors.
Victor Pascucci, III
, one of our directors since September 2021, has served as Managing Partner at Energy Capital Ventures, an early-stage venture capital fund focused on the energy sector, and an Advisory Partner at IA Capital, an early-stage venture capital fund focused on the insurance and fintech sector, each since January 2020. From January 2017 to January 2020, Mr. Pascucci was Managing Partner at Lightbank, an early stage venture capital firm where he led investments in Clearcover, Extend and Billtrim. From August 2016 to January 2017, he was Venture Partner and Investment Director at Munich Re | HSB Ventures, a Global 100 diversified insurance company where he led investments in insurtech. From September 2015 to August 2016, he was a Consultant and Advisor at Attraction Ventures LLC, a consulting practice to corporate venture capital programs and venture capital firms. From 2011 to September 2015, Mr. Pascucci was Head of Corporate Development of USAA, an integrated financial services company with a $330M fintech and insurtech fund. Investments while at USAA included Coinbase, MX, ID.me, Prosper Marketplace, Cartera Commerce and TRUECar. Also at USAA, Mr. Pascucci held leadership positions in the General Counsel division and Enterprise Strategy & Transformation. In addition, since January 2019, he has served as an independent consultant, board member and advisor to entrepreneurs and venture backed companies, including Axio Global Inc., EnergyCX, Edmit, ID.me Inc, Leaplife, Clearcover and Paceline. Mr. Pascucci earned a B.A. in Communications from Bowling Green State University in 1992 and a J.D. from the University of Toledo College of Law. We believe Mr. Pascucci’s substantial experience in venture capital, Fintech, insurtech, leading and structuring venture capital, joint venture and merger/acquisition transactions, corporate leadership and strategy and board advisory make him well qualified to serve on our board of directors.
William Ullman
, one of our directors since September 2021, is the Chief Executive Officer of Water Street Advisors LLC, a registered investment advisor. He is also the Founder and Chief Executive Officer of The Daily FinQ, a mobile application designed to help Americans become smarter about money and finance, since 2019. Mr. Ullman has been a board member of Van Eck Associates Corp., a New York based investment firm, since 2010. He also currently serves as a special advisor to FinTech Collective, a venture capital firm, a member of the board of directors of the Capital Returns Fund, since 2010, and a senior advisor to Berkshire Global, since 2020. From 2016 to 2018, Mr. Ullman served as Chief Commercial Officer of Orchard Platform and Chief Executive Officer of its broker-dealer subsidiary (Orchard Platform Markets LLC) prior to its sale to Kabbage in 2018. From 2006 to 2016, he was the founder of Right Wall Capital Management LLC, a firm focused on investing in the financial services sector, including financial technology companies. From 2001 to 2006, Mr. Ullman was the Senior Managing Director, Global Clearing Services at Bear Stearns & Co., Inc. Mr. Ullman earned an A.B. in History from Princeton University in 1985 and an M.B.A. from the Anderson School at UCLA in 1989. We believe Mr. Ullman’s substantial experience as an investment banker covering financial institutions, an operating executive, an investment manager, an advisor to financial technology start-ups and
a board member make him well qualified to serve on our board of directors.
Number and Terms of Office of Officers and Directors
Our board of directors consists of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Mr. Brosgol, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Pasucci and Ullman, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Singer and Gary, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. Our board of directors has determined that each of David Brosgol, Victor Pascucci, III and William Ullman are “independent directors” as defined in the NYSE rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Executive Officer and Director Compensation
None of our directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team. We also set aside up to $15,000 per month for services rendered to us by members of our management team, subject to approval by our board of directors, commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in
rules, the rules of the NYSE and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that each of the compensation committee and nominating and corporate governance committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.
Audit Committee
We have established an audit committee of the board of directors. The members of our audit committee are David Brosgol, Victor Pascucci and William Ullman. Mr. Ullman serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ullman qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving all
audit
and non-audit services
to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies
and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•
meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. The members of our compensation committee are David Brosgol, Victor Pascucci and William Ullman. Mr. Pascucci serves as chairman of the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•
reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by the NYSE and the SEC.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are David Brosgol, Victor Pascucci and William Ullman. Mr. Brosgol serves as chairman of the nominating and corporate governance committee.
We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•
screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.
The charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us and are also available on our website: www.insightacqcorp.com. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or the NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Conflicts of Interest
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In particular, Mr. Gary served as Chief Financial Officer and Director of Fusion I, a special purpose acquisition company that completed its initial public offering in June 2020, until its business combination with MoneyLion closed on September 22, 2021, and he continues to serve as a director of MoneyLion. Fusion I, like us, pursued initial business combination targets in any businesses or industries and had until December 30, 2021, to do so. Mr. Gary also served as Chief Financial Officer and Director of Fusion II, a special purpose acquisition company that completed its initial public offering in February 2021, until January 2022. Fusion II, like us, may pursue initial business combination targets in any businesses or industries and has until March 2, 2023, to do so (absent an extension in accordance with their charters). Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to identify and pursue business combination opportunities or to complete our initial business combination.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael Singer	• Alternative Insight, LLC	• Investment Management	• Managing Partner

	• Insight Wellness Fund	• Investment Management	• Managing Partner

	• Insight Dharma, LLC	• Investment Management	• Managing Partner

Jeffrey Gary	• Arca US Treasury Mutual Fund	• Asset Management	• Director

	• MoneyLion Inc.	• Fintech	• Director

David Brosgol	• Voyager Digital Ltd	• Crypto-asset Trading Platform	• General Counsel

Victor Pascucci, III	• Energy Capital Ventures	• Venture Capital	• Managing Partner

	• IA Capital	• Venture Capital	• Advisory Partner

	• Axio Global Inc.	• Cyber Risk Management	• CEO Advisor

	• EnergyCX	• Advisory Firm	• Board Member and Management Advisor

	• Edmit	• Financial Advisor	• CEO Advisor

	• ID.me Inc	• Identity Credential Manager	• Board Member

	• LeapLife	• Life Insurance	• CEO Advisor

	• Clearcover	• Automobile Insurance	• Independent Consultant

	• Paceline	• Wellness and Financial Solutions	• CEO Advisor

William Ullman	• Water Street Advisors	• Investor Advisor	• Chief Executive Officer

	• The Daily FinQ	• Mobile Finance Application	• Founder and Chief Executive Officer

	• Van Eck Associates Corp.	• Investment Management	• Board Member

	• FinTech Collective	• Venture Capital	• Special Advisor

	• Capital Returns Fund	• Investment Fund	• Board Member

	• Berkshire Global	• Financial Services	• Senior Advisor

	• Jewel LLC	• Digital Assets Banking	• Advisory Board Member

	• Total Network Services	• Fintech	• Advisor

	• DealBox	• Fintech	• Advisor

	• Tokenplace	• Fintech	• Advisor

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our initial stockholders purchased founder shares prior to the date of our IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on the NYSE, we also pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.
Employment Agreements
We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.
Executive Officers and Director Compensation
No compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers or directors or any affiliate of our sponsor, executive officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We also set aside up to $15,000 per month for services rendered to us by members of our management team, subject to approval by our board of directors, commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing such payments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
As of the date of this Report, we had 24,000,000 shares of Class A common stock and 6,000,000 shares of Class B common stock, issued and outstanding.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock			Class B Common Stock
	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner (1)
Insight Acquisition Sponsor LLC(2)	4,650,000	(2)	15.5%	6,000,000	(2)	100%
Michael Singer(2)	4,650,000	(2)	15.5%	6,000,000	(2)	100%
Jeffrey Gary(2)	4,650,000	(2)	15.5%	6,000,000	(2)	100%
David Brosgol(3)	—		—%	—		—%
Victor Pascucci, III(3)	—		—%	—		—%
William Ullman(3)	—		—%	—		—%
Other 5% Beneficial Owners
LMR Partners(4)	2,376,000		9.9%	—		—%
PEAK6(5)	2,375,700		9.9%	—		—%
Polar Asset(6)	2,376,000		9.9%	—		—%
Atalaya(7)	2,376,000		9.9%	—		—%
All directors and officers as a group (5 individuals)	—		—	6,000,000		100%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 333 East 91 st Street, New York, New York 10128.
(2)
Insight Acquisition Sponsor LLC is the record holder of the shares reported herein. Each of our officers and directors are among the members of Insight Acquisition Sponsor LLC. Michael Singer and Jeffrey Gary are the managing members of Insight Acquisition Sponsor LLC. Each of Mr. Singer and Mr. Gary has voting and investment discretion with respect to the common stock held of record by Insight Acquisition Sponsor LLC. Each of our officers and directors other than Mr. Singer and Mr. Gary disclaims any beneficial ownership of any shares held by Insight Acquisition Sponsor LLC.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 2.

(4)
Based solely upon the Schedule 13G/A filed by LMR Partners LLP and certain other reporting persons filing therewith (collectively, “LMR Partners”) on February 14, 2022. The address of LMR Partners is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(5)
Based solely upon the Schedule 13G filed by PEAK6 Capital Management LLC and certain other reporting persons filing therewith (collectively, “PEAK6”) on February 14, 2022. The address of PEAK6 is 141 W. Jackson Blvd, Suite 500, Chicago, Illinois 6604.

(6)
Based solely upon the Schedule 13G filed by Polar Asset Management Partners Inc. (“Polar Asset”) on February 9, 2022. The address of Polar Asset is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)
Based solely upon the Schedule 13G filed by Atalaya Capital Management LP and certain other reporting persons filing therewith (collectively, “Atalaya”) on September 9, 2021. The address of Atalaya is One Rockefeller Plaza, 32nd Floor, New York, NY 10020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On May 5, 2021, our sponsor paid $25,000 to cover certain of our offering costs in exchange for 6,181,250 founder shares, or approximately $0.004 per share. On July 29, 2021, we effected a 1:1.1162791 stock split of our Class B common stock, resulting in our sponsor holding an aggregate of 6,900,000 founder shares. On October 16, 2021, as a result of the underwriters’ over-allotment option expiring unexercised, our sponsor surrendered 900,000 shares of our Class B common stock for no consideration, resulting in 6,000,000 founder shares outstanding as of this Report. The number of founder shares outstanding was determined based on the expectation that the total size of our IPO would be a maximum of 27,600,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our IPO.
Our sponsor and the underwriters of our IPO have purchased an aggregate of 8,700,000 private placement warrants, at a price of $1.00 per warrant, or $8,700,000 in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. Of those 8,700,000 private placement warrants, our sponsor agreed to purchase 7,500,000 private placement warrants and Cantor and Odeon agreed to purchase 1,200,000 private placement warrants in the aggregate. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.
We currently utilize office space at 333 East 91
st
 Street, New York, New York 10128 from our sponsor. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Except as otherwise disclosed in this Report, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.
On April 30, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our IPO pursuant to a promissory note. This loan was non-interest bearing
and payable upon the completion of our IPO. We borrowed approximately $163,000 under the promissory note. On September 7, 2021, we repaid $157,000 of the promissory note balance and repaid the remaining balance of approximately $6,000 in full on September 13, 2021. Subsequent to the repayment, the facility was no longer available to us.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis.
If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).
Policy for Approval of Related Party Transactions
The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of
Regulation S-K under
the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings
with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.
Director Independence
The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board of directors has determined that each of David Brosgol, Victor Pascucci, III and William Ullman are “independent directors” as defined in the NYSE rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.
The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from April 20, 2021 (inception) through December 31, 2021, and of services rendered in connection with our IPO, our quarterly review and audit of the Company’s financial statements totaled $125,285.

Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the period from April 20, 2021 (inception) through December 31, 2021.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees and for the period from April 20, 2021 (inception) through December 31, 2021.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the period from April 20, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” on page F-1 of the accompanying financial statements.

(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The following exhibits are filed with this Report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 1, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.4	Warrant Agreement, dated September 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

4.5*	Description of the Company’s securities

10.1	Letter Agreement, dated September 1, 2021, by and among the Company, its executive officers, its directors and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.2	Investment Management Trust Agreement, dated September 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.3	Registration Rights Agreement, dated September 1, 2021, by and among the Company, Insight Acquisition Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 7, 2021)
10.4	Private Placement Warrants Purchase Agreement, dated September 1, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.5	Private Placement Warrants Purchase Agreement, dated September 1, 2021, by and among the Company, Cantor Fitzgerald & Co. and Odeon Capital Group, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.6	Administrative Services Agreement, dated September 1, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.7	Securities Subscription Agreement, dated April 30, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

10.9	Promissory Note, dated April 30, 2021, issued to Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

24*	Power of Attorney (included on signature page of this annual report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2022.

INSIGHT ACQUISITION CORP.

By:	/s/ Michael Singer
Name: Michael Singer
Title: Executive Chairman
POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Michael Singer and Jeffrey Gary, each acting alone, his or her true and lawful attorneys-in-fact
and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on
Form 10-K
(including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact
and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Singer	Executive Chairman	March 31, 2022
Michael Singer	(Principal executive officer)

/s/ Jeffrey Gary	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2022
Jeffrey Gary	(Principal financial and accounting officer)

/s/ David Brosgol	Director	March 31, 2022
David Brosgol

/s/ Victor Pascucci, III	Director	March 31, 2022
Victor Pascucci, III

/s/ William Ullman	Director	March 31, 2022
William Ullman

INSIGHT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Insight Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Insight Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by March 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
M
arch 31, 2022
PCAOB ID Number 100

INSIGHT ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

Assets:
Current assets:
Cash	$877,937
Prepaid expenses	876,317

Total current assets	1,754,254
Investments held in Trust Account	241,187,929

Total Assets	$242,942,183

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$34,332
Accrued expenses	155,963
Accrued expenses-related party	10,000
Franchise tax payable	140,274

Total current liabilities	340,569
Deferred underwriting commissions in connection with the Initial Public Offering	12,000,000
Derivative liabilities	10,796,190

Total Liabilities	23,136,759
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 24,000,000 shares at $10.05 per share	241,200,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding (1)(2)	690
Additional paid-in capital	—
Accumulated deficit	(21,395,266)

Total stockholders’ deficit	(21,394,576)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$242,942,183

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

The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$452,844
Franchise tax expenses	140,274

Loss from operations	(593,118)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,237,915
Offering costs associated with derivative warrant liabilities	(667,601)
Gain from expiration of over-allotment option	29,522
Loss from investments held in Trust Account	(12,071)

Total other income	1,587,765

Net income	$994,647

Weighted average shares outstanding of Class A common stock, basic and diluted	10,875,000

Basic and diluted net income per common share, Class A common stock	$0.06

Weighted average shares outstanding of Class B common stock, basic and diluted (1)(2)	6,000,000

Basic and diluted net income per common share, Class B common stock	$0.06

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

The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock
	Class A		Class B		Additional Paid- i n	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - April 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)(2)	—	—	6,900,000	690	24,310	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,219,000	—	3,219,000
Contribution from Sponsor upon transferring Founder Shares to anchor investors	—	—	—	—	3,199,500	—	3,199,500
Accretion on Class A comm o n stock subject to possible redemption	—	—	—	—	(6,442,810)	(22,389,913)	(28,832,723)
Net income	—	—	—	—	—	994,647	994,647

Balance – December 31, 2021	—	$—	6,900,000	$690	$—	$(21,395,266)	$(21,394,576)

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

The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$994,647
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,237,915)
Offering costs associated with derivative liabilities	667,601
Gain from expiration of over-allotment option	(29,522)
Loss from investments held in Trust Account	12,071
Changes in operating assets and liabilities:
Prepaid expenses	(876,317)
Accounts payable	12,957
Accrued expenses - related party	80,963
Franchise tax payable	140,274

Net cash used in operating activities	(1,235,241)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(241,200,000)

Net cash used in investing activities	(241,200,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	25,000
Repayment of note payable to related party	(163,132)
Proceeds received from initial public offering, gross	240,000,000
Proceeds received from private placement	8,700,000
Offering costs paid	(5,248,690)

Net cash provided by financing activities	243,313,178

Net increase in cash	877,937
Cash - beginning of the period	—

Cash - end of the period	$877,937

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Offering costs included in accounts payable	$21,375
Offering costs included in accrued expenses	$85,000
Offering costs paid by Sponsor under note payable - related party	$138,132
Deferred underwriting commissions in connection with the Initial Public Offering	$12,000,000
The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Liquidity and going concern
As of December 31, 2021, the Company had approximately $878,000 in its operating bank account and working capital of approximately
$1.4 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements --Going Concern,” we have determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by March 7, 2023 (unless such a period is extended as described herein), then we will cease all operations except for the purpose of liquidating. Over this time period, we have used, and will be using, these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination (including the proposed Aurora Business Combination). The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 7, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on March 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 7, 2023.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet.
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
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of Public Warrants has subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company granted the underwriters a
45-day
option to purchase up to 3,600,000 additional Units solely to cover over-allotments, if any. The Company estimated the fair value of the over-allotment option using a Black-Scholes model. On October 16, 2021, the over-allotment option expired unexercised.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with issuance of the Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from April 20, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Period from April 20,
	2021 (inception) through
	December 31, 2021
	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$654,633	$340,014
Denominator:
Basic and diluted weighted average common shares outstanding	10,875,000	6,000,000

Basic and diluted net income per common share	$0.06	$0.06

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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Private Placement Warrants
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Sponsor, the underwriters and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On April 30, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $163,000 under the Note. On September 7, 2021, the Company repaid $157,000 of Note balance and repaid the remaining balance of approximately $6,000 in full on September 13, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the period from April 20, 2021 (inception) through December 31, 2021, the Company incurred approximately $40,000 under the services agreement in the statement of operations. As of December 31, 2021, $10,000 was included in Due to Related Party on the balance sheet.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial business combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the period from April 20, 2021 (inception) through December 31, 2021, the Company incurred approximately $45,000 under the services agreement in the statement of operations. As of December 31, 2021, there was no balance in Due to Related Party on the balance sheet.
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
Note 6 - Class A Shares of Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 24,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,050,096)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,832,723

Class A common stock subject to possible redemption	$241,200,000

Note 7
 -
Stockholders’ Deficit
Preferred Stock
 -
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A Common Stock
 -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there was 24,000,000 Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Common Stock
 -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding (see Note 4).
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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
one-for-one
basis.
Note 8
 -
Warrants
As of December 31, 2021, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Note 9
 -
Income Taxes
The income tax provision consists of the following:

For the Period from April 20, 2021 (inception) through December 31, 2021
Current
Federal	$631,204

State	—
Deferred
Federal	(95,097)
State	—
Valuation allowance	(536,107)

Income tax provision	$—

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$95,097
Net operating loss carryforwards	(631,204)

Total deferred tax assets	(536,107)
Valuation allowance	536,107

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from April 20, 2021 (inception) to December 31, 2021, the valuation allowance was
approximately $536,107.
As of December 31, 2021, the Company had approximately $3.0 million U.S. federal net operating loss carryovers, and no state net operating loss carryovers available to offset future taxable income.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For the Period from April 20, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	47.3%
Offering costs associated with derivative warrant liabilities	(14.1)%
Gain from expiration of over-allotment option	(0.3)%
Change in valuation allowance	(53.9)%

Income Tax Expense	0.0%

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Note 10
 -
Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$241,187,929	$—	$—
Liabilities:
Derivative liabilities - public warrants	$6,240,000	$—	$—
Derivative liabilities - private warrants	$—	$—	$4,556,190
Transfers to/from Levels 1, 2, and 3 are recognized at t
h
e beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of over-allotment option was estimated using a Black-Scholes model. For the period from April 20, 2021 (inception) through December 31, 2021, the Company recognized a charge to the consolidated statements of operations resulting from a decrease in the fair value of liabilities of approximately $2.2 million, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statement of operations.
The estimated fair value of the Private Placement Warrants, the Public Warrants prior to being separately listed and traded, and over-allotment option, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At initial issuance	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.47 - $9.63	$9.77
Volatility	10.0% - 15.0%	10.0%
Risk-free rate	0.94%	1.31%
Dividend yield	0.0%	0.0%
The change in the fair value of the Level 3 derivative warrant liabilities for period from April 20, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative liabilities at April 20, 2021 (inception)	$—
Issuance of Public and Private Warrants	13,041,000
Over-allotment option	22,627
Transfer of Public Warrants to Level 1	(8,160,000)
Change in fair value of derivative warrant liabilities	(347,437)

Derivative liabilities at December 31, 2021	$4,556,190

Note 11
 -
Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.