Form 10-Q
period 2022-03-31
Insight Acquisition Corp. /DE
filed 2022-05-16
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

INSIGHT ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-40775	86-3386030
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

333 East 91st Street New York, NY	10128
(Address Of Principal Executive Offices)	(Zip Code)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
16
, 2022, 24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
INSIGHT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$569,408	$877,937
Prepaid expenses	807,010	876,317

Total current assets	1,376,418	1,754,254
Investments held in Trust Account	241,130,250	241,187,929

Total Assets	$242,506,668	$242,942,183

Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$119,359	$34,332
Accrued expenses	89,263	155,963
Accrued expenses—related party	22,500	10,000
Franchise tax payable	193,505	140,274

Total current liabilities	424,627	340,569
Deferred underwriting commissions in connection with the Initial Public Offering	12,000,000	12,000,000
Derivative liabilities	6,897,120	10,796,190

Total Liabilities	19,321,747	23,136,759
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 24,000,000 shares at $10.05 per share at March 31, 2022 and December 31, 2021	241,200,000	241,200,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(18,015,769)	(21,395,266)

Total stockholders’ deficit	(18,015,079)	(21,394,576)

Total Liabilities, Class A common stock subject to possible redemption and Stockholders’ Deficit	$242,506,668	$242,942,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

General and administrative expenses	$413,077
Franchise tax expenses	48,817

Loss from operations	(461,894)
Other (income) expenses:
Change in fair value of derivative warrant liabilities	(3,899,070)
Loss from investments held in Trust Account	57,679

Total other income	(3,841,391)

Net income	$3,379,497

Weighted average shares outstanding of Class A common stock, basic and diluted	24,000,000

Basic and diluted net income per common share, Class A common stock	$0.11

Weighted average shares outstanding of Class B common stock, basic and diluted	6,000,000

Basic and diluted net income per common share, Class B common stock	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(21,395,266)	$(21,394,576)
Net income	—	—	—	—	—	3,379,497	3,379,497

Balance - March 31, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(18,015,769)	$(18,015,079)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

Cash Flows from Operating Activities:
Net income	$3,379,497
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,899,070)
Loss from investments held in Trust Account	57,679
Changes in operating assets and liabilities:
Prepaid expenses	69,307
Accounts payable	85,027
Accrued expenses - related party	30,800
Franchise tax payable	53,231

Net cash used in operating activities	(223,529)

Cash Flows from Financing Activities:
Offering costs paid	(85,000)

Net cash used in financing activities	(85,000)

Net change in cash	(308,529)
Cash - beginning of the period	877,937

Cash - end of the period	$569,408

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and going concern
As of March 31, 2022, the Company had approximately $569,000 in its operating bank account and working capital of approximately $952,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the
Annual
Report on Form
10-K
filed by the Company with the SEC on March 31, 2022.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for the warrant liabilities (see Note 9).
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statement of operations. Offering costs associated with issuance of the Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of March 31, 2022 and December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The presentation assumes a business combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net income	$2,703,598	$675,899
Denominator:
Basic and diluted weighted average common shares outstanding	24,000,000	6,000,000

Basic and diluted net income per common share	$0.11	$0.11

Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note 3 – Initial Public Offering
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 – Related Party Transactions
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three months ended March 31, 2022, the Company incurred approximately $30,000 under the services agreement in the condensed statement of operations. As of March 31, 2022 and December 31, 2021, $15,000 and $10,000,
respectively, was included in Due to Related Party on the condensed balance sheets.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial business combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three months ended March 31, 2022, the Company incurred approximately $45,000 under the services agreement in the condensed statement of operations. As of March 31, 2022 and December 31, 2021, $7,500 and $0,
respectively, was included in Due to Related Party on the condensed balance sheets.
Note 5 – Commitments and Contingencies
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
Note 6 – Class A Shares of Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 24,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 – Stockholders’ Deficit
Preferred Stock –
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A Common Stock –
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there was 24,000,000 Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Common Stock –
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding (see Note 4).
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
basis.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Warrants
As of March 31, 2022 and December 31, 2021, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 – Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
March 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities	$241,130,250	$—	$—
Liabilities:
Derivative liabilities – public warrants	$3,960,000	$—	$—
Derivative liabilities – private warrants	$—	$—	$2,937,120
December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities	$241,187,929	$—	$—
Liabilities:
Derivative liabilities – public warrants	$6,240,000	$—	$—
Derivative liabilities – private warrants	$—	$—	$4,556,190
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of over-allotment option was estimated using a Black-Scholes model. For the three months ended March 31, 2022, the Company recognized a charge to the condensed statement of operations resulting from a decrease in the fair value of liabilities of approximately
$3.9 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statement of operations.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.80	$9.77
Volatility	5.0%	10.0%
Risk-free rate	2.42%	1.31%
Dividend yield	0.0%	0.0%
The change in the fair value of the Level 3 derivative warrant liabilities for period from December 31, 2021 through March 31, 2022 is summarized as follows:

Derivative liabilities at December 31, 2021	$4,556,190
Change in fair value of derivative warrant liabilities	(1,619,070)

Derivative liabilities at March 31, 2022	$2,937,120

Note 10 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources
As of March 31, 2022, we had approximately $569,000 in our operating bank account, and working capital of approximately $952,000.
Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 7, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We intend to complete a Business Combination by close of business on March 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 7, 2023.
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
Results of Operations
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had a net income of approximately $3.4 million, which consisted of $3.9 million change in the fair value of derivative warrant liabilities partially offset by approximately $413,000 in general and administrative costs, approximately $49,000 franchise tax expenses and loss on investments held in Trust Account of approximately $58,000.
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
Services Agreement
On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three months ended March 31, 2022, we incurred approximately $30,000 under the services agreement in the condensed statement of operations. As of March 31, 2022 and December 31, 2021, $15,000 and $10,000, respectively, was included in Due to Related Party on the condensed balance sheets.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three months ended March 31, 2022, we incurred approximately $45,000 under the services agreement in the condensed statement of operations. As of March 31, 2022 and December 31, 2021, $7,500 and $0, respectively, was included in Due to Related Party on the condensed balance sheets.
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 24,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the IPO and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303 of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, solely because of a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 7, 2021. Additionally, this material weakness could result in a misstatement of the Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Annual Report on Form
10-K
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Our business, our search for a business combination, and any target business with which we ultimately consummate a business combination may be negatively impacted as a result of Russian actions in Ukraine.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Quarterly Report on Form 10-Q and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Quarterly Report on Form 10-Q. These actions and related sanctions could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. The extent to which these actions and related sanctions impact our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.

3.2 (2)	Bylaws of Insight Acquisition Corp.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).
(2)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	INSIGHT ACQUISITION CORP.

	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer