Form 10-Q
period 2022-06-30
Insight Acquisition Corp. /DE
filed 2022-08-15
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August
15,
2022, 24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.
Form
10-Q
For the Quarter Ended
June
30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30. 2022 and for the Period from April 20, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2022 and for the Period from April 20, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the Period from April 20, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
INSIGHT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$126,504	$877,937
Prepaid expenses	571,385	876,317

Total current assets	697,889	1,754,254
Other Assets	83,334	—
Investments held in Trust Account	241,316,750	241,187,929

Total Assets	$242,097,973	$242,942,183

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$94,639	$34,332
Accrued expenses	72,436	155,963
Accrued expenses - related party	10,000	10,000
Franchise tax payable	41,181	140,274

Total current liabilities	218,256	340,569
Deferred underwriting commissions in connection with the Initial Public Offering	12,000,000	12,000,000
Derivative liabilities	3,860,520	10,796,190

Total Liabilities	16,078,776	23,136,759
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 24,000,000 shares at $10.05 per share at June 30, 2022 and December 31, 2021, respectively	241,200,000	241,200,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	690	690
Additional paid-in capital	—	—
Accumulated deficit	(15,181,493)	(21,395,266)

Total stockholders’ deficit	(15,180,803)	(21,394,576)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$242,097,973	$242,942,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021
General and administrative expenses	$339,509	$752,586	$879
Franchise tax expenses	49,315	98,132	38,954

Loss from operations	(388,824)	(850,718)	(39,833)
Other income:
Change in fair value of derivative warrant liabilities	(3,036,600)	(6,935,670)	—
Net gain on investments held in Trust Account	(186,500)	(128,821)	—

Total other income	(3,223,100)	(7,064,491)	—

Net income (loss)	$2,834,276	$6,213,773	$(39,833)

Weighted average shares outstanding of Class A common stock, basic and diluted	24,000,000	24,000,000	—

Basic and diluted net income per common share, Class A common stock	$0.09	$0.21	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	6,000,000	6,000,000	6,000,000

Basic and diluted net income (loss) per common share, Class B common stock	$0.09	$0.21	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(21,395,266)	$(21,394,576)
Net income	—	—	—	—	—	3,379,497	3,379,497

Balance - March 31, 2022 (unaudited)	—	—	6,900,000	690	—	(18,015,769)	(18,015,079)
Net income	—	—	—	—	—	2,834,276	2,834,276

Balance - June 30, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(15,181,493)	$(15,180,803)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - April 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(39,833)	(39,833)

Balance - June 30, 2021 (unaudited)	—	$—	6,900,000	$690	$24,310	$(39,833)	$(14,833)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from April 20, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,213,773	$(39,833)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,935,670)	—
Net gain on investments held in Trust Account	(128,821)	—
Changes in operating assets and liabilities:
Prepaid expenses	221,598	—
Accounts payable	60,307	879
Accrued expenses - related party	1,473	—
Franchise tax payable	(99,093)	38,954

Net cash used in operating activities	(666,433)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Offering costs paid	(85,000)	—

Net cash (used in) provided by financing activities	(85,000)	25,000

Net change in cash	(751,433)	25,000
Cash - beginning of the period	877,937	—

Cash - end of the period	$126,504	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs paid by the Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in accounts payable	$—	$60,020
Offering costs included in accrued expenses	$—	$255,875
Offering costs paid by Sponsor under promissory note	$—	$25,000
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The Public Stockholders will be entitled to redeem

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.05 per Public Share plus pro rata interest earned in Trust Account). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 3) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 3) agreed to vote any Founder Shares held by them in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
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
Liquidity and going concern
As of June 30, 2022, the Company had approximately $127,000 in its operating bank account and working capital of approximately $563,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 7, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the insufficient liquidity as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on March 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 7, 2023.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 31, 2022.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for the warrant liabilities (see Note 9).
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of June 30, 2022 and December 31, 2021.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly
, 24,000,000
 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$2,267,421	$566,855	$4,971,018	$1,242,755
Denominator:
Basic and diluted weighted average common shares outstanding	24,000,000	6,000,000	24,000,000	6,000,000

Basic and diluted net income per common share	$0.09	$0.09	$0.21	$0.21

	For the period from April 20, 2021 (inception) through June 30, 2021
	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$—	$(39,833)

Denominator:
Basic and diluted weighted average common shares outstanding	—	6,000,000

Basic and diluted net loss per common share	$—	$(0.01)
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note 3 - Initial Public Offering
On September 7, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 was for deferred underwriting commissions and offering costs allocated to derivative
 warrant liabilities, respectively. Each Unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).
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
Note 4 - Related Party Transactions
Founder Shares
On May 5, 2021, the Sponsor paid for certain offering costs totaling $25,000 on behalf of the Company in exchange for issuance of 6,181,250 shares of the Company’s Founder Shares, par value $
0.0001
 per share. On July 29, 2021, the Company effected a
1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. In connection with the sale of Units to the Anchor Investors, the Sponsor transferred 1,350,000 Founder Shares to the Anchor Investors, as described in Note 3, above. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2022, the Company incurred approximately
$
30,000
and $
60,000
, respe
ctively, under the services agreement in the condensed statement
s
of operations. For the period from April 21, 2021 (inception) through June 30, 2021, the Company did not incur any costs under the services agreement. As of June 30, 2022 and December 31, 2021, $
10,000
, respectively, was included in Due to Related Party on the condensed balance sheets.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial business combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and six months ended June 30, 2022, the Company incurred approximately $45,000 and $90,000, respectively, under the services agreement in the condensed statement
s
of operations. As of June 30, 2022 and December 31,
2021, was no amount included in Due to Related Party on the condensed balance sheets.
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
Note 6 - Class A Shares of Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature
s
certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 24,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

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

Note 7 - Stockholders’ Deficit
Preferred Stock -
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A Common Stock -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there was 24,000,000 Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 B Common Stock -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there was 6,900,000 shares of Class B common stock issued and outstanding (see Note 4).
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
basis.
Note 8 - Warrants
As of June 30, 2022 and December 31, 2021, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$241,316,750	$—	$—
Liabilities:
Derivative liabilities—public warrants	$2,158,800	$—	$—
Derivative liabilities—private warrants	$—	$—	$1,701,720
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$241,187,929	$—	$—
Liabilities:
Derivative liabilities—public warrants	$6,240,000	$—	$—
Derivative liabilities—private warrants	$—	$—	$4,556,190
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. There were no transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date. The fair value of over-allotment option was estimated using a Black-Scholes model. For the three and six months ended June 30, 2022, the Company recognized a gain/(loss) to the condensed statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately

$
3.0
 million and $
6.9
 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statement
s
of operations.
The estimated fair value of the Private Placement Warrants, the Public Warrants prior to being separately listed and traded, and over-allotment option, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation could result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.77
Volatility	2.0%	10.0%
Risk-free rate	3.02%	1.31%
Dividend yield	0.0%	0.0%
The change in the fair value of the Level 3 derivative warrant liabilities for period from December 31, 2021 through June 30, 2022 is summarized as follows:

Derivative liabilities at December 31, 2021	$4,556,190
Change in fair value of derivative warrant liabilities	(1,619,070)

Derivative liabilities at March 31, 2022	$2,937,120
Change in fair value of derivative warrant liabilities	(1,235,400)

Derivative liabilities at June 30, 2022	$1,701,720

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

Liquidity and Going Concern
As of June 30, 2022, we had approximately $127,000 in our operating bank account, and working capital of approximately $563,000.
Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 7, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the insufficient liquidity as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We intend to complete a Business Combination by close of business on March 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 7, 2023.
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
Results of Operations
Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had net income of approximately $2.8 million, which consisted of $3.0 million change in the fair value of derivative warrant liabilities and unrealized gains on investments held in Trust Account of approximately $187,000 partially offset by approximately $340,000 in general and administrative costs, approximately $49,000 franchise tax expenses.
For the six months ended June 30, 2022, we had net income of approximately $6.2 million, which consisted of $6.9 million change in the fair value of derivative warrant liabilities and unrealized gains on investments held in Trust Account of approximately $129,000 partially offset by approximately $753,000 in general and administrative costs, approximately $98,000 franchise tax expenses.
For the period from April 20, 2021 (inception) through June 30, 2021, we had a net loss of approximately $40,000 due to franchise tax expenses.

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
Services Agreement
On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2022, we incurred approximately $30,000 and $60,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2022 and December 31, 2021, $10,000, respectively, was included in Due to Related Party on the condensed balance sheets.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and six months ended June 30, 2022, we incurred approximately $45,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2022 and December 31, 2021, $0, respectively, was included in Due to Related Party on the condensed balance sheets.
Critical Accounting Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 24,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the IPO and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective as of June 30, 2022.
In 2021, our management and audit committee identified a material weakness in our internal control over financial reporting that resulted in the restatement of our audited balance sheet as of September 7, 2021 and our unaudited interim financial statements included in our Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management and audit committee concluded that the control around the interpretation and accounting of our Class A ordinary shares was not effectively designed or maintained. In connection with the remediation of this control deficiency, management and its advisors designed and implemented new disclosure controls and procedures and expanded and improved our processes to ensure that the nuances of the accounting of certain complex features of our Class A ordinary shares are effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new disclosure controls and procedures, we concluded that our disclosure controls and procedures were operating effectively as of June 30, 2022 and that the material weakness we previously identified was remediated as of June 30, 2022.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that the we detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

Exhibit Number	Description

3.1 (1)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.

3.2 (2)	Bylaws of Insight Acquisition Corp.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).
(2)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	INSIGHT ACQUISITION CORP.

	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer