Form 10-Q
period 2022-09-30
Insight Acquisition Corp. /DE
filed 2022-11-14
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022, 24,000,000 shares of Class A common stock, par value $0.0001 per share, and 6,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30. 2022, for the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from April 20, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from April 20, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	29
Item 6.	Exhibits	29
SIGNATURES		30

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
INSIGHT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)

Assets:
Current assets:
Cash	$253,554	$877,937
Prepaid expenses	515,969	876,317

Total current assets	769,523	1,754,254
Investments held in Trust Account	242,281,463	241,187,929

Total Assets	$243,050,986	$242,942,183

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$159,685	$34,332
Accrued expenses	68,217	155,963
Accrued expenses - related party	10,000	10,000
Income tax payable	241,792	—
Franchise tax payable	91,044	140,274

Total current liabilities	570,738	340,569
Deferred underwriting commissions in connection with the Initial Public Offering	12,000,000	12,000,000
Derivative liabilities	2,070,020	10,796,190

Total Liabilities	14,640,758	23,136,759
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 24,000,000 shares at $10.08 and $10.05 per share at September 30, 2022 and December 31, 2021, respectively	241,848,626	241,200,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	690	690
Additional paid-in capital	—	—
Accumulated deficit	(13,439,088)	(21,395,266)
Total stockholders’ deficit	(13,438,398)	(21,394,576)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$243,050,986	$242,942,183

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from April 20, 2021 (inception) through September 30,
	2022	2021	2022	2021
General and administrative expenses	$278,380	$110,056	$1,030,966	$110,935
Franchise tax expenses	49,863	49,863	147,995	88,817

Loss from operations	(328,243)	(159,919)	(1,178,961)	(199,752)
Other (income) expense:
Change in fair value of derivative warrant liabilities	(1,790,500)	1,128,895	(8,726,170)	1,128,895
Offering costs associated with derivative warrant liabilities	—	667,601	—	667,601
Net gain on investments held in Trust Account	(1,170,566)	(5,192)	(1,299,387)	(5,192)

Total other ( income ) expense	(2,961,066)	1,791,304	(10,025,557)	1,791,304

Income (loss) before income taxes	2,632,823	(1,951,223)	8,846,596	(1,991,056)
Income tax expense	(241,792)	—	(241,792)	—

Net income (loss)	$2,391,031	$(1,951,223)	$8,604,804	$(1,991,056)

Weighted average shares outstanding of Class A common stock, basic and diluted	24,000,000	6,260,870	24,000,000	3,865,772

Basic and diluted net income (loss) per common share, Class A common stock	$0.08	$(0.16)	$0.29	$(0.20)

Weighted average shares outstanding of Class B common stock, basic and diluted	6,000,000	6,000,000	6,000,000	6,000,000

Basic and diluted net income (loss) per common share, Class B common stock	$0.08	$(0.16)	$0.29	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,900,000	$690	$—	$(21,395,266)	$(21,394,576)
Net income	—	—	—	—	—	3,379,497	3,379,497

Balance - March 31, 2022 (unaudited)	—	—	6,900,000	690	—	(18,015,769)	(18,015,079)
Net income	—	—	—	—	—	2,834,276	2,834,276

Balance - June 30, 2022 (unaudited)	—	—	6,900,000	690	—	(15,181,493)	(15,180,803)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(648,626)	(648,626)
Net income	—	—	—	—	—	2,391,031	2,391,031

Balance - September 30, 2022 (unaudited)	—	$—	6,900,000	$690	$—	$(13,439,088)	$(13,438,398)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - April 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(39,833)	(39,833)

Balance - June 30, 2021 (unaudited)	—	—	6,900,000	690	24,310	(39,833)	(14,833)
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,219,000	—	3,219,000
Contribution from Sponsor upon transferring Founder Shares to anchor investors	—	—	—	—	3,199,500	—	3,199,500
Accretion on Class A common stock subject to possible redemption	—	—	—	—	(6,442,810)	(22,380,128)	(28,822,938)
Net loss	—	—	—	—	—	(1,951,223)	(1,951,223)

Balance - September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$—	$(24,371,184)	$(24,370,494)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from April 20, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income (loss)	$8,604,804	$(1,991,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,726,170)	1,128,895
Offering costs associated with derivative warrant liabilities	—	667,601
Net gain on investments held in Trust Account	(1,299,387)	(5,192)
Changes in operating assets and liabilities:
Prepaid expenses	360,348	(982,850)
Accounts payable	125,353	18,212
Accrued expenses - related party	(2,746)	10,000
Income tax payable	241,792	—
Franchise tax payable	(49,230)	88,817

Net cash used in operating activities	(745,236)	(1,065,573)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	205,853	—
Cash deposited in Trust Account	—	(241,200,000)

Net cash provided by ( used in ) investing activities	205,853	(241,200,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(163,132)
Proceeds received from initial public offering, gross	—	240,000,000
Proceeds received from private placement	—	8,700,000
Offering costs paid	(85,000)	(5,151,135)

Net cash ( used in ) provided by financing activities	(85,000)	243,410,733

Net change in cash	(624,383)	1,145,160
Cash - beginning of the period	877,937	—

Cash - end of the period	$253,554	$1,145,160

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in accounts payable	$—	$109,145
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by Sponsor under note payable - related party	$—	$138,132
Deferred underwriting commissions in connection with the Initial Public Offering	$—	$12,000,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
were
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
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
SEPTEMBER 30, 2022

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
The Anchor Investors (as defined in Note 3) are not entitled to (i) redemption rights with respect to any Founder Shares held by them in connection with the completion of the initial Business Combination, (ii) redemption rights with respect to any Founder Shares held by them in connection with a stockholder vote to amend the Certificate of Incorporation in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period).
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
SEPTEMBER 30, 2022

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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $254,000 in its operating bank account and working capital of approximately $199,000
, excluding the accrued franchise tax.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 31, 2022.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for the derivative liabilities (see Note 9).
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
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using the public market quoted prices at each measurement date starting at September 30, 2022. The fair value of Public Warrants has subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The Company granted the underwriters a
45-day
option to purchase up to 3,600,000 additional Units solely to cover over-allotments, if any. The Company estimated the fair value of the over-allotment option using a Black-Scholes model. On October 16, 2021, the over-allotment option expired unexercised.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of September 30, 2022 and December 31, 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense of approximately
$242,000 was recognized for the three and nine months ended September 30, 2022 and there was no tax expense for the three months and for the period from April 20, 2021 (inception) through September 30, 2021.

There were
no

unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense
. No

a
mounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$1,912,825	$478,206	$6,883,843	$1,720,961
Denominator:
Basic and diluted weighted average common shares outstanding	24,000,000	6,000,000	24,000,000	6,000,000

Basic and diluted net income per common share	$0.08	$0.08	$0.29	$0.29

	For the Three Months Ended September 30, 2021		For the Period from April 20, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(996,369)	$(954,854)	$(780,169)	$(1,210,887)
Denominator:
Basic and diluted weighted average common shares outstanding	6,260,870	6,000,000	3,865,772	6,000,000

Basic and diluted net loss per common share	$(0.16)	$(0.16)	$(0.20)	$(0.20)

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
were
for deferred underwriting commissions and offering costs allocated to derivative warrant liabilities, respectively. Each Unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 4 - Related Party Transactions
Founder Shares
On May 5, 2021, the Sponsor paid for certain offering costs totaling $25,000 on behalf of the Company in exchange for issuance of 6,181,250 shares of the Company’s Founder Shares, par value $0.0001 per share. On July 29, 2021, the Company effected a 1:1.1162791 stock split of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock outstanding. In connection with the sale of Units to the Anchor Investors, the Sponsor transferred 1,350,000 Founder Shares to the Anchor Investors, as described in Note 3, above. The Sponsor agreed to forfeit up to 900,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On October 16, 2021, the over-allotment option expired unexercised. As such, 900,000 shares of Class B common stock were forfeited.
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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2022, the Company incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. For the three months ended September 30, 2021 and for
the period from April 21, 2021 (inception) through September 30, 2021, the Company incurred $10,000 under the services agreement in the condensed statements of operations. As of September 30, 2022 and December 31, 2021, $10,000

was included in
Accrued expenses - related party
on the condensed balance sheets.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and nine months ended September 30, 2022, the Company incurred and paid
approximately $45,000 and $135,000, respectively, under the services agreement. As of September 30, 2022 and December 31, 2021, no amount was
included in
due to related party on the condensed balance sheets.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 6 - Class A Shares of Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 24,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,050,096)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,832,723

Class A common stock subject to possible redemption at December 31, 2021	$241,200,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	648,626

Class A common stock subject to possible redemption at September 31, 2022	$241,848,626

Note 7 - Stockholders’ Deficit
Preferred Stock -
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Class
 A Common Stock -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were
24,000,000
shares of

Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class
 B Common Stock -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were
6,900,000 shares of Class B common stock issued and outstanding (see Note 4).
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
basis.
Note 8 - Warrants
As of September 30, 2022 and December 31, 2021, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
SEPTEMBER 30, 2022

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

Note 9 - Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$242,281,463	$—	$—
Liabilities:
Derivative liabilities - public warrants	$—	$1,200,000	$—
Derivative liabilities - private warrants	$—	$870,020	$—

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$241,187,929	$—	$—
Liabilities:
Derivative liabilities—public warrants	$6,240,000	$—	$—
Derivative liabilities—private warrants	$—	$—	$4,556,190
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022. The Private Placement Warrant were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date
 until September 30, 2022 when the public market quoted price was used.
The fair value of over-allotment option was estimated using a Black-Scholes model. For the three and nine months ended September 30, 2022, the Company recognized a gain to the condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $1.8 million and $8.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the three months ended September 30, 2022 and
for
the period from April 20, 2021 (inception) through September 30, 2021, the Company recognized a loss to the condensed statements of operations resulting from
an
increase in the fair value of liabilities of approximately $1.1 million and $1.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.
The estimated fair value of the Private Placement Warrants and the Public Warrants prior to being separately listed, traded and deemed economically equivalent, and over-allotment option, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation could result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Stock price	$9.77
Volatility	10.0%
Risk-free rate	1.31%
Dividend yield	0.0%

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The change in the fair value of the Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2022 is summarized as follows:

Derivative liabilities at December 31, 2021	$4,556,190
Change in fair value of derivative warrant liabilities	(1,619,070)

Derivative liabilities at March 31, 2022	$2,937,120
Change in fair value of derivative warrant liabilities	(1,235,400)

Derivative liabilities at June 30, 2022	$1,701,720
Change in fair value of derivative warrant liabilities	(831,700)
Transfer to level 2	(870,020)

Derivative liabilities at September 30, 2022	$—

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering (“IPO”); and

•	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our IPO, filed with the SEC on September 2, 2021.

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $254,000 in our operating bank account, and working capital of approximately $199,000, excluding the accrued franchise tax.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the IPO. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $2.4 million, which consisted of $1.8 million change in the fair value of derivative warrant liabilities and approximately $1.2 million of unrealized gains on investments held in Trust Account partially offset by approximately $278,000 in general and administrative costs, income tax expense of approximately $242,000 and approximately $50,000 franchise tax expenses.

For the three months ended September 30, 2021, we had a net loss of approximately $2.0 million, which consisted of $1.1 million change in the fair value of derivative warrant liabilities approximately, approximately $668,000 in financing costs, approximately $110,000 in general and administrative costs and $50,000 franchise tax expenses.

For the nine months ended September 30, 2022, we had net income of approximately $8.6 million, which consisted of $8.7 million change in the fair value of derivative warrant liabilities and of approximately $1.3 million unrealized gains on investments held in Trust Account partially offset by approximately $1.0 million in general and administrative costs , income tax expense of approximately $242,000 and approximately $148,000 franchise tax expenses.

For the period from April 20, 2021 (inception) through September 30, 2021, we had a net loss of approximately $2.0 million, which consisted of $1.1 million change in the fair value of derivative warrant liabilities, approximately $668,000 in financing costs, approximately $111,000 in general and administrative costs and $89,000 franchise tax expenses.

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

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2022, we incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. For the three months ended September 30, 2021 and for the period from April 21, 2021 (inception) through September 30, 2021, we incurred $10,000 under the services agreement in the condensed statements of operations. As of September 30, 2022 and December 31, 2021, $10,000, respectively, was included in Accrued expenses - related party on the condensed balance sheets.

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and nine months ended September 30, 2022, we incurred approximately $45,000 and $135,000, respectively, under the services agreement in the condensed statements of operations. As of September 30, 2022 and December 31, 2021, no amount was included in due to related party on the condensed balance sheets.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 31, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022 (the “Evaluation Date”). Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2022.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine) or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Issuances of securities in connection with an initial Business Combination transaction (including any PIPE transaction at the time of an initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus potentially hinder our ability to enter into and consummate an initial Business Combination, particularly an initial Business Combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, we had approximately $254,000 in our operating bank account, $242,281,463 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $199,000. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this quarterly report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

Dated: November 14, 2022	INSIGHT ACQUISITION CORP.

	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer