Form 10-K
period 2022-12-31
Insight Acquisition Corp. /DE
filed 2023-04-19
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-40775

INSIGHT ACQUISITION CORP.
(Exact name of Registrant as specified in its Charter)

Delaware	86-3386030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 East 91
st
Street
New York, NY 10128
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (917)
374-2922

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	INAQ.UT	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	INAQ	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	INAQW	None
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§ 240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    YES  ☒    NO  ☐
The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $235,680,000.
As of April 12, 2023, there were 7,948,607 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.
Documents Incorporated by Reference: None.

i

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

ii

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

iii

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

Business Combination Agreement

On April 3, 2023, Insight Acquisition Corp., a Delaware corporation (“SPAC”), Avila Amalco Sub Inc., an Alberta corporation (“Amalco Sub”) and Avila Energy Corporation, an Alberta corporation (“Avila”), entered into a business combination agreement and plan of merger (the “BCA”) pursuant to which SPAC will acquire Avila for consideration of shares in SPAC following its redomicile into the Province of Alberta (as further explained below). The terms of the BCA, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below. The Company’s entry into the BCA was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on April 4, 2023, and is incorporated herein by reference.

Extension of Term and Charter Amendments

On March 6, 2023 we held a special meeting (the “Special Meeting”) of stockholders. At the Special Meeting, the company’s stockholders were asked to vote on the following items: (i) a proposal to amend our amended and restated certificate of incorporation to extend the date by which the company has to consummate a business combination for an additional one month, from March 7, 2023 to April 7, 2023 and thereafter, at the discretion of the board of directors of the company and without a vote of the stockholders, up to five (5) times for an additional one month each time, for a total of up to five additional months to September 7, 2023, (ii) a proposal to amend the company’s amended and restated certificate of incorporation to eliminate the limitation that the company may not redeem public shares to the extent that such redemption would result in the company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation, (iii) a proposal to amend the amended and restated certificate of incorporation to provide for the right of a holder of Class B common stock of the company, par value $0.0001 per share (“Class B Common Stock”) to convert such shares into shares of Class A common stock of the company, par value $0.0001 per share (“Class A Common Stock”) on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Third Charter Amendment Proposal”). All of the proposals were approved by stockholders. In connection with the vote on the Charter Amendment Proposals, the company was required to give stockholders the right to redeem their shares. A total of 21,151,393 shares of Class A Common Stock, which represents approximately 88.1% of the shares that were part of the units that were sold in the company’s initial public offering elected to redeem. Following such redemptions, approximately $28,744,831 remained in the trust account and 2,848,607 shares of Class A Common Stock will remain issued and outstanding.

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

A total of $241,200,000, comprised of $232,500,000 of the proceeds from the IPO (which amount includes $12,000,000 of the underwriters’ deferred discount) and $8,700,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the company’s initial business combination, (ii) the redemption of any shares of Class A common stock included in the Units sold in the IPO (“public shares”) properly submitted in connection with a stockholder vote to amend the company’s amended and restated certificate of incorporation to modify the substance or timing of the company’s obligation to redeem 100% of the public shares if the company does not complete its initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the company is unable to complete an initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, subject to applicable law.

On October 16, 2021, the 45-day over-allotment option granted to the underwriters of our IPO expired unexercised.

On October 20, 2021, we announced that holders of the Units may elect to separately trade the Class A Common Stock and Warrants. Those Units not separated will continue to trade on the NYSE under the symbol “INAQ.U,” and the Class A common stock and redeemable warrants that are separated will trade on the NYSE under the symbols “INAQ” and “INAQ WS,” respectively. The NYSE notified us that our warrants were no longer suitable for listing on the NYSE due to trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As a result, the NYSE commenced proceedings to delist our warrants from the NYSE, which delisting became effective on January 25, 2023.

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

•

Long investment horizon. Insight is a long-term investor and our goal is to help companies transform into industry leaders, and to be supportive along the way by continuing to serve on the Board of Directors. We will target companies where we can be a long-term partner, supporting their path towards market leadership.

While we may pursue an acquisition in any business industry or sector, we initially concentrated our efforts in the FinTech (as well as adjacent technologies), asset and wealth management, and broader financial services sectors that could become attractive public companies. These potential targets exhibit a broad range of business models and financial characteristics from mature businesses with recurring revenues and strong cash flows to high growth innovative companies.

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

Corporate Information

We are a blank check company incorporated as a Delaware corporation on April 20, 2021. Our executive offices are located at 333 East 91st Street, New York, New York 10128, and our telephone number is (917) 374-2922. Our website address is www.insightacqcorp.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased (including in open market and privately-negotiated transactions), and the anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the recent redemptions by our public shareholders, our initial stockholders hold a sufficient number of shares to vote in favor of an initial business combination in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders and the anchor investors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have until May 7, 2023 to complete our initial business combination, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023. If we are unable to complete our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by May 7, 2023 or any extended period of time that we may have to consummate an initial business combination as a result of the amendment to our amended and restated certificate of incorporation, dated March 6, 2023. However, if our initial stockholders, sponsor or management team or the anchor investors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the time allotted under our amended and restated certificate of incorporation, as amended.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a stockholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a stockholder vote. In either case, our public stockholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.	If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. There is no limit to the prices that our initial stockholders, directors, officers, advisors or their affiliates may pay in these transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.	If we are unable to complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Impact to remaining stockholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining stockholders, who will bear the burden of the deferred underwriting commissions and interest withdrawn in order to pay our taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there would be no impact to our remaining stockholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial stockholders, who will be our only remaining stockholders after such redemptions.

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

Facilities

We currently utilize office space at 333 East 91st Street, New York, New York 10128 from our sponsor and the members of our management team. We consider our current office space adequate for our current operations.

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

We will be required to evaluate our internal control procedures for Beginning with the fiscal year ended December 31, 2022, we are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act. However, we will only be required to have our internal control procedures audited to the extent we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

RECENT EVENTS

The Special Meeting, Charter Amendment, Redemptions and SPAC Extension

As previously disclosed, On March 6, 2023 the Company held a special meeting (the “Special Meeting”) of stockholders. At the Special Meeting, the Company’s stockholders voted on and approved the following proposals: (i) a proposal to amend the Charter to extend the date by which the Company has to consummate a business combination for an additional one month, from March 7, 2023 to April 7, 2023 and thereafter, at the discretion of the board of directors of the Company and without a vote of the stockholders, up to five (5) times for an additional one month each time, for a total of up to five additional months to September 7, 2023 (the “First Charter Amendment Proposal”), (ii) a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to eliminate from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Second Charter Amendment Proposal”), and (iii) a proposal to amend the Charter to provide for the right of a holder of Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock”) to convert such shares into shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”) on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Third Charter Amendment Proposal” and together with the First Charter Amendment Proposal and the Second Charter Amendment Proposal, the “Charter Amendment Proposals”). The results of the Special Meeting were previously disclosed in the Company’s Current Report on Form 8-K, which was filed on March 8, 2023, and is incorporated herein by reference.

Following the Special Meeting, on March 6, 2023, as described below under Item 5.07, the stockholders of Insight Acquisition Corp. (the “Company” or “INAQ”) approved an amendment to the Company’s Charter to implement the Charter Amendment Proposals, as defined above (together, the “Charter Amendment”). In connection with the Charter Amendments, stockholders redeemed 21,151,393 shares of Class A Common Stock, which represents approximately 88.1% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $28,744,831 will remain in the trust account and 2,848,607 shares of Class A Common Stock will remain issued and outstanding. The Charter Amendment became effective on March 6, 2023 upon filing with the Secretary of State of the State of Delaware. See The Company’s Current Report on Form 8-K, which was filed on March 8, 2023, and is incorporated herein by reference. A copy of the Charter Amendment is attached hereto as Exhibit 3.2, and is incorporated herein by reference.

On March 28, 2023, the board of directors of the Company approved a one-month extension of the date by which the Company has to consummate a business combination to May 7, 2023 and authorized management to deposit $80,000 into the Trust Account for such extension. Accordingly, management deposited $80,000 into the Trust Account and the date by which the Company has to consummate a business combination has been extended to May 7, 2023.

Conversion of Class B shares of common stock to Class shares of common stock.

As of December 31, 2022, the Company had 6,000,000 shares of Class B common stock issued and outstand. On March 22, 2023, holders of 5,100,000 shares of Class B common stock, converted such shares to Class A common stock. Accordingly, following such conversion the Company has 7,948,607 shares of Class A common stock issued and outstanding and 900,000 shares of Class B common stock issued and outstanding.

The Business Combination Agreement

On April 3, 2023, Insight Acquisition Corp., a Delaware corporation (“SPAC”), Avila Amalco Sub Inc., an Alberta corporation (“Amalco Sub”) and Avila Energy Corporation, an Alberta corporation (“Avila”), entered into a business combination agreement and plan of merger (the “BCA”) pursuant to which SPAC will acquire Avila for consideration of shares in SPAC following its redomicile into the Province of Alberta (as further explained below). The terms of the BCA, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below. A copy of the BCA is attached hereto as Exhibit 2.1, and is incorporated herein by reference..

Structure of the Transaction

The acquisition is structured as a redomicle followed by a reverse triangular merger transaction, resulting in the following:

(a) prior to the closing of the business combination, SPAC will continue (the “SPAC Continuance”) from the State of Delaware under the Delaware General Corporation Law (“DGCL”) to the Province of Alberta under the Business Corporations Act (Alberta) (“ABCA”) and change its name to Avila Energy Inc. (“AB PubCo”).

(b) at least one Business Day following the SPAC Continuance, and in accordance with the applicable provisions of the the Plan of Arrangement and the ABCA, Amalco Sub and the Company will merge to form one corporate entity with the same effect as if they had amalgamated under Section 181 of the ABCA (the “Amalgamation”), and as a result of the Amalgamation, (i) each Company Share issued and outstanding immediately prior to the Amalgamation Effective Time will be automatically exchanged for the right to receive a number of AB PubCo Common Shares equal to the Conversion Ratio, and (ii) each Company Option and Company Warrant issued and outstanding immediately prior to the Amalgamation Effective Time will be assumed by AB PubCo and shall be converted into a Converted Option and Converted Warrant, respectively, and (iii) each Company Debenture issued and outstanding immediately prior to the Amalgamation Effective Time (for the avoidance of doubt, excluding the Forced Conversion Company Debentures) will be amended to be convertible for common shares of the Avila Surviving Company, which common shares of the Avila Surviving Company, upon issuance following exercise of the applicable Company Debenture, will be immediately and automatically exchanged for an equivalent number of AB PubCo Common Shares (the SPAC Continuance and the Amalgamation, together with the other transactions related thereto, the “Proposed Transactions”).

(c) Contemporaneously with the execution of the BCA, several investors entered into a forward share purchase agreement pursuant to which such investors may purchase SPAC Class A Shares from other SPAC Shareholders who have elected to redeem such shares in connection with the Proposed Transactions. Purchases by such investors will be made through brokers in the open market after the redemption deadline in connection with the Proposed Transactions at a price no higher than the redemption price to be paid by SPAC in connection with the Proposed Transactions.

(d) In addition, contemporaneously with the execution of the BCA, (i) Mr. Leonard Van Betuw, the principal shareholder of Avila, certain Avila directors, officers, employees and consultants (the “Company Earn-Out Participants”) entitled to receive a portion of the Earn-Out Shares (as defined below) entered into a Company Support & Lock-Up Agreement (the “Company Support Agreement”), pursuant to which Mr. Van Betuw agreed, among other things, to approve the BCA and the Proposed Transactions and such Company Earn-Out Participants agreed to certain transfer restrictions regarding any Earn-Out Shares they may receive, and (ii) certain holders of SPAC’s common stock, par value $0.0001 per share (“SPAC Common Stock”) entered into an amended and restated Sponsor Support Agreement (the “Founder Support Agreement”), pursuant to which, among other things, such holders of SPAC Common Stock agreed to approve the BCA and the Proposed Transactions and pursuant to which the lock-up provisions originally agreed to at the time of the SPAC’s IPO were modified, as more fully described below.

Pursuant to such amended and restated Founder Support Agreement, such SPAC parties have agreed not to transfer AB PubCo common shares, par value $0.0001 per share (“AB PubCo Common Shares”) received pursuant to the SPAC Continuance or as Earn-Out Shares (each as defined below) except as follows:

From and after the Closing Date, 50% of such SPAC party’s AB PubCo Common Shares received in the SPAC Continuance shall not be subject to any lock-up restrictions and shall be freely tradable.

From and after the earlier of (i) the one year anniversary of the Closing Date, and (ii) the date on which the closing price of the AB PubCo Common Shares equals or exceeds $12.00 per share for any twenty (20) Trading Days within any thirty (30)-consecutive Trading Day period beginning at least 150 days following the Closing Date, each such SPAC Party may sell the remaining 50% of such party’s AB PubCo Common Shares received in the SPAC Continuance.

From and after the issuance of Earn-Out Shares, if any, 50% of such SPAC party’s Earn-Out Shares shall not be subject to any lock-up restrictions and shall be freely tradable.

From and after the six month anniversary of the issuance of Earn-Out Shares, each such SPAC party may sell the remaining 50% of such party’s Earn-Out Shares.

Pursuant to each Company Support Agreement, such Avila parties have agreed not to transfer AB PubCo Common Shares received as Share Consideration or Earn-Out Shares (each as defined below) except as follows:

From and after the Closing Date, 50% of such Avila party’s AB PubCo Common Shares received as Share Consideration shall not be subject to any lock-up restrictions and shall be freely tradable.

From and after the earlier of (i) the one year anniversary of the Closing Date, and (ii) the date on which the closing price of the AB PubCo Common Shares equals or exceeds $12.00 per share for any twenty (20) Trading Days within any thirty (30)-consecutive Trading Day period beginning at least 150 days following the Closing Date, each such Avila Party may sell the remaining 50% of such party’s AB PubCo Common Shares received as Share Consideration.

From and after the issuance of Earn-Out Shares, if any, 50% of such Avila’s party’s Earn-Out Shares shall not be subject to any lock-up restrictions and shall be freely tradable.

From and after the six month anniversary of the issuance of Earn-Out Shares, each such Avila party may sell the remaining 50% of such party’s Earn-Out Shares.

In the event of certain changes of control of AB PubCo after the Closing Date pursuant to which all of its securityholders shall be entitled to exchange such securities for cash, securities or other property, all of such foregoing lock-up provisions shall terminate automatically.

Consideration

(a) Closing Share Consideration.

The Share Consideration for Avila Securityholders is 12,528,000 AB PubCo Common Shares issued on the Closing Date (the “Share Consideration”), together with the assumption by AB PubCo of certain options and warrants of Avila outstanding at the Closing Date.

SPAC Common Stock and warrants issued and outstanding immediately prior to the consummation of the Proposed Transactions will become AB PubCo Common Shares or AB PubCo warrants, as the case may be, on a one-for-one basis by operation of law pursuant to the SPAC Continuance.

(b) Earn-Out Shares. Certain directors, officers, employees and consultants of Avila who are residents of Canada for Canadian tax purposes and certain designees of SPAC may be issued up to 7,000,000 additional AB PubCo Common Shares (“Earnout Shares”). The Earnout Shares will be issued if, for any twenty (20) Trading Days within any thirty (30)-consecutive Trading Day period beginning on the Closing Date and ending on the date that is forty-eight (48) months following the Closing Date, the VWAP of AB PubCo Common Shares equals or exceeds $15.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing).

Proxy Statement/Prospectus and Stockholder Meeting

As promptly as practicable after the date of the BCA, (i) SPAC will prepare and file with the Securities and Exchange Commission (the “SEC”) the proxy statement/prospectus (as amended or supplemented from time to time, the “Proxy Statement/Prospectus”) to be sent to the stockholders of SPAC soliciting proxies from such stockholders to obtain the Required SPAC Shareholder Approval at the meeting of SPAC’s stockholders and (ii) AB PubCo and SPAC will prepare and file with the SEC a registration statement on Form S-4 or such other applicable form, in which the Proxy Statement/Prospectus will be included as a prospectus, in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the AB PubCo Common Shares issuable in connection with the Proposed Transactions.

Closing

The Closing will be on a date to be specified by SPAC and Avila, but in no event later than two Business Days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur on or before September 7, 2023.

Representations, Warranties and Covenants

The BCA contains customary representations, warranties and covenants of (a) Avila and (b) SPAC and Amalco Sub relating to, among other things, their ability and authority to enter into the BCA and their capitalization and operations.

Conditions to Closing

General Conditions

The obligation of the parties to consummate the Proposed Transactions is conditioned on, among other things, the satisfaction or waiver (where permissible) by SPAC and Avila of the following conditions, (a) the stockholders of SPAC have approved and adopted the Required SPAC Shareholder Approval; (b) absence an adverse Law or Order of a Governmental Authority; (c) the waiting period for the HSR Filing has expired or been terminated; (d) the AB PubCo Common Shares, shall have been approved for listing on The New York Stock Exchange or The NASDAQ Stock Market; and (e) shareholders of Avila shall have approved the Plan of Arrangement in accordance with the ABCA.

SPAC and Amalco Sub Conditions to Closing

The obligations of SPAC, and Amalco Sub to consummate the Proposed Transactions are subject to the satisfaction or waiver by SPAC (where permissible) of the following additional conditions:

The (i) Company Specified Representations are true and correct in all material respects at and as of the Closing Date as though such Company Specified Representations were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which shall be so true and correct only as of such specified date), and (ii) representations and warranties set forth in Article V (other than the Company Specified Representations), without giving effect to materiality, Material Adverse Effect or similar qualifications, are true and correct in all respects at and as of the Closing Date as though such representations and warranties were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which will be so true and correct only as of such specified date), except to the extent the failure of such representations and warranties to be true and correct would not reasonably be expected to have, individually or in the aggregate, a Company Material Adverse Effect (the “Avila Representation Condition”).

Avila shall have performed or complied in all material respects with all agreements and covenants required by the BCA to be performed or complied with by it on or prior to the consummation of the Amalgamation (the “Avila Covenant Condition”).

There has been no event that is continuing that would, individually or in the aggregate, reasonably be expected to have a Company Material Adverse Effect (the “Avila MAE Condition”).

The Guatemala Oil and Gas Joint Venture Agreement shall have been entered into in form and substance reasonably acceptable to SPAC.

Avila shall have delivered to SPAC a certificate, dated the Closing Date, signed by an executive officer of Avila, certifying as to the satisfaction of the Avila Representation Condition, the Avila Covenant Condition and the Avila MAE Condition (as it relates to Avila).

Avila shall have delivered a certificate, signed by the secretary of Avila, certifying that true, complete and correct copies of the Organizational Documents of Avila, as in effect on the Closing Date, and the resolutions of Avila’s board of directors authorizing and approving the Proposed Transactions are attached to such certificate.

Avila shall have delivered, or cause to be delivered, to SPAC and AB PubCo counterpart signatures of any outstanding Company Support Agreements.

Avila Conditions to Closing

The obligations of Avila to consummate the Proposed Transactions are subject to the satisfaction or waiver (where permissible) of the following additional conditions:

The (i) SPAC Specified Representations are true and correct in all material respects at and as of the Closing Date as though such SPAC Specified Representations were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which shall be so true and correct only as of such specified date), and (ii) representations and warranties set forth in Articles III and IV (other than the SPAC Specified Representations), without giving effect to materiality, Material Adverse Effect or similar qualifications, are true and correct in all respects at and as of the Closing Date as though such representations and warranties were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which will be so true and correct only as of such specified date), except to the extent the failure of such representations and warranties to be true and correct would not reasonably be expected to have, individually or in the aggregate, a SPAC Material Adverse Effect (the “SPAC Representation Condition”).

Each of SPAC and Amalco Sub, respectively, shall have performed or complied in all material respects with all agreements and covenants required by the BCA to be performed or complied with by it on or prior to the consummation of the SPAC Continuance (the “SPAC Covenant Condition”).

There has been no event that is continuing that would individually, or in the aggregate, reasonably be expected to have an SPAC Material Adverse Effect (the “SPAC MAE Condition”).

SPAC shall have delivered to Avila a certificate, dated the Closing Date, signed by an authorized officer of SPAC, certifying as to the satisfaction of the SPAC Representation Condition, the SPAC Covenant Condition and the SPAC MAE Condition.

SPAC shall have delivered to Avila, dated the Closing Date, signed by the Secretary of SPAC certifying as to the resolutions of SPAC’s, and Amalco Sub’s respective board of directors unanimously authorizing and approving the Proposed Transactions and respective stockholders or members, as applicable, authorizing and approving the Proposed Transactions.

The individuals set forth on a schedule to the BCA shall have entered into indemnification agreements with AB PubCo effective as of the Closing.

SPAC and AB PubCo shall have delivered to Avila resignations of certain directors and executive officers of SPAC and Amalco Sub.

Termination

The BCA may be terminated at any time by Avila or SPAC, respectively, as follows:

(a) By SPAC or Avila, if (i) SPAC and Avila provide mutual written consent; (ii) the Amalgamation does not occur on or before October 31, 2023 subject to a one-time thirty (30)-day extension upon written agreement of the parties (the “Outside Date”) (provided, however, that the right to terminate the BCA under the clause described in this clause will not be available to a party if the inability to satisfy such conditions was due to the failure of such party to perform any of its obligations under the BCA); (iii) if any adverse Law or Order of a Governmental Authority is in effect and has become final and nonappealable; or (iv) if either the Required SPAC Shareholder Approval or the Company Shareholder Approval is not adopted and approved.

(b) By SPAC or Avila if Avila’s board of directors or any committee thereof has withdrawn or modified, or publicly proposed or resolved to withdraw, the recommendation that the Avila Shareholders vote in favor of the Company Shareholder Approval or Avila enters into a Superior Proposal, in which case Avila must pay SPAC a $5 million termination fee.

(c) By Avila upon written notice to SPAC, in the event of a breach of any representation, warranty, covenant or agreement on the part of the Acquiror Parties, such that the conditions specified in Sections 8.2(a) or 8.2(b) of the BCA would not be satisfied at the Closing, and which, (i) with respect to any such breach that is capable of being cured, is not cured by SPAC within 30 Business Days after receipt of written notice thereof, or (ii) is incapable of being cured prior to the Outside Date; provided, that Avila will not have the right to terminate if it is then in breach of any of its representations, warranties, covenants or agreements set forth in the BCA.

(d) By Avila upon written notice to SPAC if there has been a SPAC Material Adverse Event or Amalco Sub Material Adverse Event which is not cured by SPAC within 30 Business Days days after receipt of written notice thereof.

(e) By SPAC upon written notice to Avila, in the event of a breach of any representation, warranty, covenant or agreement on the part of Avila, such that the conditions specified in Section 8.3(a) or 8.3(b) of the BCA would not be satisfied at the Closing, and which, (i) with respect to any such breach that is capable of being cured, is not cured by Avila within 30 Business Days after receipt of written notice thereof, or (ii) is incapable of being cured prior to the Outside Date; provided, that SPAC will not have the right to terminate the BCA if it is then in breach of any of its representations, warranties, covenants or agreements set forth in the BCA or if Avila has filed (and is then pursuing) an action seeking specific performance, in which case Avila must pay SPAC a $5 million termination fee.

(g) By SPAC upon written notice to Avila if there has been a Company Material Adverse Event which is not cured by Avila within 30 Business Days after receipt of written notice thereof, in which case Avila must pay SPAC a $5 million termination fee.

A copy of the BCA is attached to this Annual Report on Form 10-K as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the BCA is qualified in its entirety by reference to the full text of the BCA. The BCA is included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about SPAC, Avila or the other parties thereto. In particular, the assertions embodied in representations and warranties by Avila, AB PubCo, SPAC, and Amalco Sub contained in the BCA are qualified by information in the disclosure schedules provided by the parties in connection with the signing of the BCA. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the BCA. Moreover, certain representations and warranties in the BCA were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, investors and security holders should not rely on the representations and warranties in the BCA as characterizations of the actual state of facts about Avila, AB PubCo, SPAC and Amalco Sub.

Amended and Restated Sponsor Support Agreement

Contemporaneously with the execution of the BCA, certain holders of the SPAC Common Stock entered into the amended and restated Sponsor Support Agreement, pursuant to which such holders agreed to approve the BCA and the Proposed Transactions and to continue to observe modified restrictions on transfer of SPAC securities beneficially owned by them as described above.

The foregoing description of the Amended and Restated Sponsor Support Agreement is qualified in its entirety by reference to the full text of Amended and Restated Sponsor Support Agreement, a copy of which is included as Exhibit 10.10 to this Annual Report on Form 10-K, and incorporated herein by reference.

Company Support & Lock-Up Agreement

Contemporaneously with the execution of the BCA, Mr. Leonard Van Betuw entered into a Company Support & Lock-Up Agreement, pursuant to which he agreed to approve the BCA and the Proposed Transactions and to observe certain restrictions on transfer of Avila securities beneficially owned by him as described above.

The foregoing description of the Company Support & Lock-Up Agreement is qualified in its entirety by reference to the full text of Company Support Agreement, a copy of which is included as Exhibit 10.11 to this Annual Report on Form 10-K, and incorporated herein by reference.

Amended and Restated Registration Rights Agreement

Contemporaneously with the execution of the BCA, certain holders of the SPAC Common Stock entered into the Amended and Restated Registration Rights Agreement, pursuant to such parties agreed to modify existing registration rights regarding SPAC securities beneficially owned by them.

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit 10.12 to this Annual Report on Form 10-K, and incorporated herein by reference.

Underwriting Agreement Amendment

In connection with the Proposed Transactions, on April 3, 2023, SPAC entered into a fee reduction agreement (the “Underwriting Agreement Amendment”) relating to the underwriting agreement, dated September 1, 2021, by and between SPAC and the representative of the several underwriters listed on Schedule A thereto (the “IPO Underwriters”) pursuant to which the representative agreed to irrevocably forfeit $5.4 million of the deferred underwriting discount of $8.4 million that it was previously entitled to receive at the closing of the Proposed Transactions. Such reduction was applicable only to the representative, individually and not as representative for the other IPO Underwriters. Such remaining $3.0 million of deferred underwriting discount shall be payable in cash to the representative at the closing of the Proposed Transactions.

The foregoing description of the Underwriting Agreement Amendment is qualified in its entirety by reference to the full text of the Underwriting Agreement Amendment, a copy of which is included as Exhibit 1.2 to this Annual Report on Form 10-K, and incorporated herein by reference.

Forward Share Purchase Agreement

In connection with the Proposed Transactions, on March 29, 2023, SPAC entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Avila, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (collectively, “Seller”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, Seller intends but is not obligated to purchase SPAC Class A Ordinary Shares from holders (other than SPAC or its affiliates) who have elected to redeem such shares in connection with the Proposed Transactions. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Proposed Transactions at a price no higher than the redemption price to be paid by SPAC in connection with the Proposed Transactions (the “Initial Price”). The Shares purchased by the Seller, other than the Share Consideration Shares (as defined below) are referred to herein as the “Recycled Shares.” The Seller also may sell 2,376,000 SPAC Class A Ordinary Shares purchased in the SPAC’s initial public offering (“IPO Shares”) in the Forward Purchase Transaction, up to a maximum of 2,500,000 Class A Ordinary Shares (including any Recycled Shares).

The Forward Purchase Agreement provides that not later than one local business day following the Closing (the “Prepayment Date”), SPAC will pay to Seller, or (at Seller’s election) into an escrow account, out of funds held in the Trust Account, a cash amount (the “Prepayment Amount”) equal to the product of the number of aggregate number of IPO Shares and Recycled Shares set forth in a notice to be provided by Seller prior to the closing of the Proposed Transaction and the Initial Price, less an amount equal to 5% of the product of such number of shares and the Initial Price (the “Shortfall Amount”). In addition to the Prepayment Amount, SPAC shall pay directly from the Trust Account on the Prepayment Date, an amount equal to the product of 200,000 SPAC Class A Ordinary Shares and the Initial Price to purchase additional shares of SPAC Class A Common Stock (or AB PubCo Common Shares, as applicable) (the “Share Consideration Shares”), subject to the right of SPAC to pay Seller an amount in cash equal to 0.5% of the Prepayment Amount (subject to a floor of $200,000), in which case no such payment shall be made to purchase Share Consideration Shares. SPAC and Avila have agreed not to issue any SPAC Class A Common Stock (or AB PubCo Common Shares, as applicable) during the 60 days following the Closing Date in order to permit Seller to sell shares (“Shortfall Shares”) to recover the Shortfall Amount and to issue additional shares of SPAC Class A Common Stock (or AB PubCo Common Shares, as applicable) in the event such sales do not permit recovery of the full Shortfall Amount and to provide certain registration rights to Seller in connection therewith.

Seller has agreed to waive any redemption rights in connection with the Proposed Transactions with respect to the Recycled Shares but not in respect of any IPO Shares. Such waiver may reduce the number of SPAC Class A Ordinary Shares redeemed in connection with the Proposed Transactions, which reduction could alter the perception of the potential strength of the Proposed Transactions.

At the Maturity Date, an amount equal to the Initial Price for each IPO Share or Recycled Share that is still held by the Seller (the “Matured Shares”) shall be transferred to the Seller from the escrow account, and the Seller shall transfer the Matured Shares to SPAC. Additionally, at the Maturity Date, SPAC shall pay to the Seller an amount equal to $1.00 (or $2.00 in the event of payment in shares of SPAC Common Stock (or AB PubCo Common Shares, as applicable) or $2.50 in the event of a Registration Failure (as defined therein)) for each Matured Share, which may be paid in cash or in shares of SPAC Common Stock (or AB PubCo Common Shares, as applicable) at the 30-day volume weighted average price of the SPAC Common Stock (or AB PubCo Common Shares, as applicable).

A break-up fee equal to (i) up to $50,000 of Seller’s reasonable and documented fees and expenses relating to the Forward Purchase Agreement plus (ii) $500,000 (the “Break-up Fee”), shall be payable by SPAC and Avila to Seller in the event that, prior to the Maturity Date, (x) the Forward Purchase Agreement is terminated by either SPAC or Avila (other than as a result of the termination of the BCA prior to the closing of the Business Combination) or (y) the SPAC Class A Common Stock ceases to be listed on a national securities exchange or a Form 25 is filed with the U.S. Securities and Exchange Commission.

From time to time following the Closing and prior to the earliest to occur of (a) the third anniversary of the Closing and (b) the date specified by Seller in a written notice to be delivered to SPAC at Seller’s discretion after the occurrence of a Seller Price Trigger Event (the SPAC Common Stock (or AB PubCo Common Shares, as applicable), having traded for less than $7.50 for 10 trading days during a consecutive 30 trading day period) or a Delisting Event (as defined in Section 12.6(a)(iii) of the ISDA Equity Definitions, and as modified pursuant to the Forward Purchase Agreement) (in each case, the “Maturity Date”), Seller may, in its sole discretion, sell some or all of the IPO Shares or Recycled Shares. On the last trading day of each calendar month following the Proposed Transactions, in the event that Seller has sold any IPO Shares or Recycled Shares (other than sales to recover the Shortfall Amount), an amount will be paid to SPAC from the escrow account equal to the product of the number of IPO Shares or Recycled Shares sold multiplied by the Reset Price and to the Seller from the escrow account equal to the excess of the Initial Price over the Reset Price for each sold IPO Share or Recycled Share. The “Reset Price” shall be set on the first scheduled trading day of each month, commencing with the first calendar month following the Closing, to be the lowest of the (a) the then-current Reset Price, (b) the Initial Price and (c) the volume weighted average price of the SPAC Common Stock (or AB PubCo Common Shares, as applicable) during the last 10 trading days during the prior calendar month, but not lower than $9.50; provided that to the extent that SPAC offers and sells any SPAC Common Stock (or AB PubCo Common Shares, as applicable) or securities convertible into such shares at a price lower than the existing Reset Price, the Reset Price shall be modified to equal such reduced price.

The foregoing description of the Forward Share Purchase Agreement is qualified in its entirety by reference to the full text of the Forward Share Purchase Agreement, a copy of which is included as Exhibit 10.13 to this Annual Report on Form 10-K, and incorporated herein by reference.

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

•

The requirement that we complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

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

•

We may be liable for new U.S. federal 1% excise tax on certain repurchases of stock in connection with redemptions or a liquidation under the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law on August 16, 2022.

•

In connection with the Company’s assessment of going concern considerations, in accordance with the authoritative, management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which raises substantial doubt about the Company’s ability to continue as a going concern.

•

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least until May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

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

As of December 31, 2022, we had approximately $172,000 in our operating bank account, $244.3 million in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of approximately $360,000. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this quarterly report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

Our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), and our anchor investors have agreed to vote any founder shares held by them, in favor of our initial business combination. As a result of the recent redemptions by our public shareholders, our initial stockholders hold a sufficient number of shares to vote in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination, and the agreement by the anchor investors to vote any founder shares held by them, will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination. The anchor investors are not required to vote any of their public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

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

The requirement that we complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

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

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least until May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO, only $2,000,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping”

around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 7, 2023, as may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023; and (iii) absent an initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion to September 7, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

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

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

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

After the redemptions by our initial public offing stockholders, that occurred in March 2023, we only have approximately $28,744,831 left in the Trust Account, before deduction of the $6,600,000 the Company owes in deferred commissions to its underwriters.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion to September 7, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As described elsewhere in this Report, we have identified two significant deficiencies that resulted in immaterial revisions to its previously reported financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2021, and the quarterly unaudited financial statements contained in its Form 10-Qs for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022. The revisions are reported in Note 2 to the financial statements reported in Item 8 to this Annual Report on Form 10-K. The significant deficiencies related to a missed adjustment for shares that were forfeited on October 16, 2021 and a calculation error in the supporting documents for the Company’s income tax footnote. These two identified significant deficiencies resulted in the Company’s inability to timely file its Annual Report on Form 10-K, and, thus, resulted in a material weakness in our internal control over financial reporting.

As described in Part II, Item 9A. Controls and Procedures, below, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2022 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A. Controls and Procedures.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. Additionally, we hold no deposits or securities with SVB or Silvergate Capital. As of December 31, 2022, funds in the Trust Account totaled approximately $242,000,000, and were comprised entirely of U.S. government securities with maturities of 185 days or less or money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.

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

In particular, Mr. Gary served as Chief Financial Officer and Director of Fusion I, a special purpose acquisition company that completed its initial public offering in June 2020, until its business combination with MoneyLion closed on September 22, 2021, and he continues to serve as a director of MoneyLion. Fusion I, like us, pursued initial business combination targets in any businesses or industries and had until December 30, 2021, to do so. Mr. Gary also served as Chief Financial Officer and Director of Fusion II, a special purpose acquisition company that completed its initial public offering in February 2021. Fusion II, like us, may pursue initial business combination targets in any businesses or industries and has until March 2, 2023, to do so (absent an extension in accordance with their charters). Any such companies may present additional conflicts of interest in pursuing an acquisition target.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The NYSE notified us that our warrants were no longer suitable for listing on the NYSE due to trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. As a result, the NYSE commenced proceedings to delist our warrants from the NYSE, which delisting became effective on January 25, 2023. Currently, our Units and shares of Class A Common Stock continue to be listed on the NYSE, but we cannot assure you that they will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and Class A common stock are listed on the NYSE, our units and Class A common stock qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this Annual Report, there are 192,051,393 and 19,100,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination or upon the election of each holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond by May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination or upon the election of each holder on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

Our sponsor has invested in us an aggregate of $7,525,000, comprised of the $25,000 purchase price for the founder shares and the $7,500,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 6,000,000 founder shares would have an aggregate implied value of $46,080,000. Even if the trading price of our common stock was as low as approximately $1.25 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public stockholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public stockholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Issuances of securities in connection with an initial Business Combination transaction (including any PIPE transaction at the time of an initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

We currently utilize office space at 333 East 91st Street, New York, New York 10128 from our sponsor and the members of our management team. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units and Class A common stock are traded on The New York Stock Exchange under the symbols “INAQ.U,” and “INAQ” respectively. Our warrants were traded on the New York Stock Exchange until they were delisted effective January 25, 2023. Subsequent to the delisting, our warrants have traded on the OTC Pink Tier of the OTC Markets Group Inc. under the symbol “INAQW”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our units commenced public trading on September 2, 2021, and our Class A common stock commenced public trading on October 25, 2021.

Following the Special Meeting and stockholder redemptions in March 2023, the Company received a notice from the NYSE stating that, as a result of the stockholder redemptions, the Company does meet the continuing listing requirements of NYSE. Specifically, the NYSE informed the Company that the market value of the Company’s publicly listed securities fell below $40 million and if it remains below $40 million on a 30-trading day average, the SPAC would be subject to suspension and delisting. Currently, the SPAC will be subject to suspension and delisting on May 3, 2023. Based on the notification received from the NYSE, the Company has commenced the process to transfer the listing of its securities from the NYSE to The Nasdaq Stock Market. While the Company is presently in the application process, we expect the Company’s Class A common stock to be listed on the Nasdaq Global Market and the Company’s units and warrants to be listed on the Nasdaq Capital Market, prior to May 3, 2023.

Holders

As of April 12, 2023, there was one (1) holder of record of our Units, six (6) holders of record of our Class A common stock, twenty-three (23) holders of record of our Class B common stock and one (1) holder of record of our redeemable warrants.

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

The founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination or upon the election of each holder on a one-for-one basis, subject to adjustment as set forth in our final prospectus, filed with the SEC on September 2, 2021.

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

Stock Repurchases

We did not repurchase shares of our common stock during the year ended December 31, 2022.

The Special Meeting, Charter Amendment and Redemptions

As previously disclosed, On March 6, 2023 the Company held a special meeting (the “Special Meeting”) of stockholders. At the Special Meeting, the Company’s stockholders voted on and approved the following proposals: (i) a proposal to amend the Charter to extend the date by which the Company has to consummate a business combination for an additional one month, from March 7, 2023 to April 7, 2023 and thereafter, at the discretion of the board of directors of the Company and without a vote of the stockholders, up to five (5) times for an additional one month each time, for a total of up to five additional months to September 7, 2023 (the “First Charter Amendment Proposal”), (ii) a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to eliminate from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Second Charter Amendment Proposal”), and (iii) a proposal to amend the Charter to provide for the right of a holder of Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock”) to convert such shares into shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”) on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Third Charter Amendment Proposal” and together with the First Charter Amendment Proposal and the Second Charter Amendment Proposal, the “Charter Amendment Proposals”). The results of the Special Meeting were previously disclosed in the Company’s Current Report on Form 8-K, which was filed on March 8, 2023, and is incorporated herein by reference.

Following the Special Meeting, on March 6, 2023, as described below under Item 5.07, the stockholders of Insight Acquisition Corp. (the “Company” or “INAQ”) approved an amendment to the Company’s Charter to implement the Charter Amendment Proposals, as defined above (together, the “Charter Amendment”). In connection with the Charter Amendments, stockholders redeemed 21,151,393 shares of Class A Common Stock, which represents approximately 88.1% of the shares that were part of the units that were sold in the Company’s initial public offering. Following such redemptions, approximately $28,744,831 will remain in the trust account and 2,848,607 shares of Class A Common Stock will remain issued and outstanding. The Charter Amendment became effective on March 6, 2023 upon filing with the Secretary of State of the State of Delaware. See The Company’s Current Report on Form 8-K, which was filed on March 8, 2023, and is incorporated herein by reference. A copy of the Charter Amendment is attached hereto as Exhibit 3.2 , and is incorporated herein by reference.

On March 28, 2023, the board of directors of the Company approved a one-month extension of the date by which the Company has to consummate a business combination to May 7, 2023 and authorized management to deposit $80,000 into the Trust Account for such extension. Accordingly, management deposited $80,000 into the Trust Account and the date by which the Company has to consummate a business combination has been extended to May 7, 2023.

NYSE Delisting Notification

Following the Special Meeting and stockholder redemptions, the Company received a notice from the NYSE stating that, as a result of the stockholder redemptions, the Company does meet the continuing listing requirements of NYSE. Specifically, the NYSE informed the Company that the market value of the Company’s publicly listed securities fell below $40 million and if it remains below $40 million on a 30-trading day average, the SPAC would be subject to suspension and delisting. Currently, the SPAC is subject to suspension and delisting on May 3, 2023.

Based on the notification received from the NYSE, the Company has commenced the process to transfer the listing of its securities from the NYSE to The Nasdaq Stock Market. While the Company is presently in the application process, we expect the Company’s Class A common stock to be listed on the Nasdaq Global Market and the Company’s units and warrants to be listed on the Nasdaq Capital Market, prior to May 3, 2023.

Conversion of Class B shares of common stock to Class shares of common stock.

As of December 31, 2022, the Company had 6,000,000 shares of Class B common stock issued and outstand. On March 22, 2023, holders of 5,100,000 shares of Class B common stock, converted such shares to Class A common stock. Accordingly, following such conversion the Company has 7,948,607 shares of Class A common stock issued and outstanding and 900,000 shares of Class B common stock issued and outstanding.

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

If the Company is unable to complete a Business Combination by May 7, 2023 (the “Combination Period”), which may be extended by our board of directors in their sole discretion on a monthly basis up to and including to September 7, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination

On April 3, 2023, Insight Acquisition Corp., a Delaware corporation (“SPAC”), Avila Amalco Sub Inc., an Alberta corporation (“Amalco Sub”) and Avila Energy Corporation, an Alberta corporation (“Avila”), entered into a business combination agreement and plan of merger (the “BCA”) pursuant to which SPAC will acquire Avila for consideration of shares in SPAC following its redomicile into the Province of Alberta (as further explained below). The terms of the BCA, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below. The Company’s entry into the BCA was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on April 4, 2023, and is incorporated herein by reference.

Liquidity and Capital Resources

As of December 31, 2022, we had approximately $172,000 in our operating bank account, and working capital deficit of approximately $360,000, excluding the accrued franchise tax.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 7, 2023 which may be extended by the board of directors in its sole discretion on a monthly basis up to and including September 7, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the insufficient liquidity as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We intend to complete a Business Combination by close of business on September 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 7, 2023.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the IPO, and subsequent to the IPO, the search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $11.9 million, which consisted of $10.7 million change in the fair value of derivative warrant liabilities and approximately $3.3 million of net (gain) loss on investments held in Trust Account partially offset by approximately $1.3 million in general and administrative costs, income tax expense of approximately $625,000 and approximately $206,000 franchise tax expenses.

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

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, we incurred approximately $120,000 and $40,000, respectively, under the services agreement in the statement of operations. As of December 31, 2022 and 2021, $40,000 and $10,000, respectively, was included in Accrued expenses—related party on our balance sheets.

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, we incurred approximately $180,000 and $45,000, respectively, under the services agreement in the statement of operations. As of December 31, 2022 and 2021, $40,000 and $0, respectively, was included in Accrued expenses – related party on the balance sheets.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2022 due to two identified significant deficiencies that resulted in the Company’s inability to file the Annual Report on Form 10-K timely and resulted in a material weakness.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Management identified two signifcant deficiencies that resulted in immaterial revisions to its previously reported financial statements contained in its Annual Report on Form 10K for the year ended December 31, 2021, and the quarterly unaudited financial statements contained in its Form 10Qs for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022. The revisions are reported in Note 2 to the financial statements reported in Item 8 to this Annual Report on Form 10-K contained herein. The signifcant deficiencies related to a missed adjustment for shares that were forfeited on October 16, 2021 and a calculation error in the supporting documents for the Company’s income tax footnote.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to remediate the identified material weakness by implementing a more timely reporting schedule and incorporating additional reviews of the financial statement support for future quarters.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Name	Age	Title
Michael Singer	56	Executive Chairman
Jeffrey Gary	60	Chief Executive Officer, Chief Financial Officer and Director
David Brosgol	55	Director
Victor Pascucci, III	52	Director
William Ullman	59	Director

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

David Brosgol, one of our directors since September 2021, is General Counsel of Voyager Digital, a crypto-asset trading platform for retail and institutional investors. Prior to joining Voyager Digital in February 2021, Mr. Brosgol worked with Anchorage, a crypto-native custodian and digital asset platform as a Manager and Advisor, from December 2019 to November 2020. From October 2017 to April 2019, he was a Founder, General Counsel and Chief Compliance Officer at DACC. Prior to its acquisition by Bakkt, DACC was a pioneer in the digital asset space providing institutional custody of digital assets. From June 2016 to October 2017, Mr. Brosgol was General Counsel and Managing Director at Maverick Capital, a multi-billion-dollar hedge fund manager. Mr. Brosgol earned a B.A. in Economics from Trinity College in 1990, an M.A. in Philosophy from the University of Essex in 1992 and a J.D. from the University of Virginia in 1995. We believe Mr. Brosgol’s substantial experience in securities, digital assets and blockchain technology, investment management, finance and corporate governance make him well qualified to serve on our board of directors.

Victor Pascucci, III, one of our directors since September 2021, has served as Managing Partner at Energy Capital Ventures, an early-stage venture capital fund focused on the energy sector, and an Advisory Partner at IA Capital, an early-stage venture capital fund focused on the insurance and fintech sector, each since January 2020. From January 2017 to January 2020, Mr. Pascucci was Managing Partner at Lightbank, an early stage venture capital firm where he led investments in Clearcover, Extend and Billtrim. From August 2016 to January 2017, he was Venture Partner and Investment Director at Munich Re | HSB Ventures, a Global 100 diversified insurance company where he led investments in insurtech. From September 2015 to August 2016, he was a Consultant and Advisor at Attraction Ventures LLC, a consulting practice to corporate venture capital programs and venture capital firms. From 2011 to September 2015, Mr. Pascucci was Head of Corporate Development of USAA, an integrated financial services company with a $330M fintech and insurtech fund. Investments while at USAA included Coinbase, MX, ID.me, Prosper Marketplace, Cartera Commerce and TRUECar. Also at USAA, Mr. Pascucci held leadership positions in the General Counsel division and Enterprise Strategy & Transformation. In addition, since January 2019, he has served as an independent consultant, board member and advisor to entrepreneurs and venture backed companies, including Axio Global Inc., EnergyCX, Edmit, ID.me Inc, Leaplife, Clearcover and Paceline. Mr. Pascucci earned a B.A. in Communications from Bowling Green State University in 1992 and a J.D. from the University of Toledo College of Law. We believe Mr. Pascucci’s substantial experience in venture capital, Fintech, insurtech, leading and structuring venture capital, joint venture and merger/acquisition transactions, corporate leadership and strategy and board advisory make him well qualified to serve on our board of directors.

William Ullman, one of our directors since September 2021, is the Chief Executive Officer of Water Street Advisors LLC, a registered investment advisor. He is also the Founder and Chief Executive Officer of The Daily FinQ, a mobile application designed to help Americans become smarter about money and finance, since 2019. Mr. Ullman has been a board member of Van Eck Associates Corp., a New York based investment firm, since 2010. He also currently serves as a special advisor to FinTech Collective, a venture capital firm, a member of the board of directors of the Capital Returns Fund, since 2010, and a senior advisor to Berkshire Global, since 2020. From 2016 to 2018, Mr. Ullman served as Chief Commercial Officer of Orchard Platform and Chief Executive Officer of its broker-dealer subsidiary (Orchard Platform Markets LLC) prior to its sale to Kabbage in 2018. From 2006 to 2016, he was the founder of Right Wall Capital Management LLC, a firm focused on investing in the financial services sector, including financial technology companies. From 2001 to 2006, Mr. Ullman was the Senior Managing Director, Global Clearing Services at Bear Stearns & Co., Inc. Mr. Ullman earned an A.B. in History from Princeton University in 1985 and an M.B.A. from the Anderson School at UCLA in 1989. We believe Mr. Ullman’s substantial experience as an investment banker covering financial institutions, an operating executive, an investment manager, an advisor to financial technology start-ups and a board member make him well qualified to serve on our board of directors.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Michael Singer	• Alternative Insight, LLC	• Investment Management	• Managing Partner

	• Insight Wellness Fund	• Investment Management	• Managing Partner

	• Insight Dharma, LLC	• Investment Management	• Managing Partner

Jeffrey Gary	• Arca US Treasury Mutual Fund	• Asset Management	• Director

	• MoneyLion Inc.	• Fintech	• Director

David Brosgol	• Voyager Digital Ltd	• Crypto-asset Trading Platform	• General Counsel

Victor Pascucci, III	• Energy Capital Ventures	• Venture Capital	• Managing Partner

	• IA Capital	• Venture Capital	• Advisory Partner

	• Axio Global Inc.	• Cyber Risk Management	• CEO Advisor

	• EnergyCX	• Advisory Firm	• Board Member and Management Advisor

	• Edmit	• Financial Advisor	• CEO Advisor

	• ID.me Inc	• Identity Credential Manager	• Board Member

	• LeapLife	• Life Insurance	• CEO Advisor

	• Clearcover	• Automobile Insurance	• Independent Consultant

	• Paceline	• Wellness and Financial Solutions	• CEO Advisor

William Ullman	• Water Street Advisors	• Investor Advisor	• Chief Executive Officer

	• The Daily FinQ	• Mobile Finance Application	• Founder and Chief Executive Officer

	• Van Eck Associates Corp.	• Investment Management	• Board Member

	• FinTech Collective	• Venture Capital	• Special Advisor

	• Capital Returns Fund	• Investment Fund	• Board Member

Individual	Entity	Entity’s Business	Affiliation

	• Berkshire Global	• Financial Services	• Senior Advisor

	• Jewel LLC	• Digital Assets Banking	• Advisory Board Member

	• Total Network Services	• Fintech	• Advisor

	• DealBox	• Fintech	• Advisor

	• Tokenplace	• Fintech	• Advisor

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

As of the date of this Report, we had 7,948,607 shares of Class A common stock and 900,000 shares of Class B common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock			Class B Common Stock
	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner(1)
Insight Acquisition Sponsor LLC(2)	4,650,000	(2)	58.5%	—	—%
Michael Singer(2)	4,650,000	(2)	58.5%	—	—%
Jeffrey Gary(2)	4,650,000	(2)	58.5%	—	—%
David Brosgol(3)	—		—%	—	—%
Victor Pascucci, III(3)	—		—%	—	—%
William Ullman(3)	—		—%	—	—%
All directors and officers as a group (5 individuals)	4,650,000	(2)	58.5%	—	—%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 333 East 91st Street, New York, New York 10128.
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

We currently utilize office space at 333 East 91st Street, New York, New York 10128 from our sponsor. We pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, and of services rendered in connection with our IPO, our quarterly review and audit of the Company’s financial statements totaled $113,515 and $125,285, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees and for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021.

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

(c)	Exhibits: The following exhibits are filed with this Report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 1, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021).

1.2*	Amendment to Underwriting Agreement, dated March 28, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters.

2.1	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 6, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 8, 2023)

3.3	Bylaws (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.4	Warrant Agreement, dated September 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

4.5	Description of the Company’s securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed on March 31, 2022)

10.1	Letter Agreement, dated September 1, 2021, by and among the Company, its executive officers, its directors and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.2	Investment Management Trust Agreement, dated September 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.3	Registration Rights Agreement, dated September 1, 2021, by and among the Company, Insight Acquisition Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated September 1, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.5	Private Placement Warrants Purchase Agreement, dated September 1, 2021, by and among the Company, Cantor Fitzgerald & Co. and Odeon Capital Group, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.6	Administrative Services Agreement, dated September 1, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.7	Securities Subscription Agreement, dated April 30, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

Exhibit Number	Description

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

10.9	Promissory Note, dated April 30, 2021, issued to Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

10.10	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

10.11	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

10.12	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

10.13	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

24*	Power of Attorney (included on signature page of this annual report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 18th day of April, 2023.

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

Name	Position	Date

/s/ Michael Singer Michael Singer	Executive Chairman (Principal executive officer)	April 18, 2023

/s/ Jeffrey Gary Jeffrey Gary	Chief Executive Officer, Chief Financial Officer and Director (Principal financial and accounting officer)	April 18, 2023

/s/ David Brosgol David Brosgol	Director	April 18, 2023

/s/ Victor Pascucci, III Victor Pascucci, III	Director	April 18, 2023

/s/ William Ullman William Ullman	Director	April 18, 2023

INSIGHT ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Insight Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Insight Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from April 20, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from April 20, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits include performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
April 18, 2023
PCAOB ID Number 100

INSIGHT ACQUISITION
CORP
.
BALANCE SHEETS
DECEMBER 31, 2022 AND 2021

	December 31,
	2022	2021
		(as re vised )

Assets:
Current assets:
Cash	$171,583	$877,937
Prepaid expenses	367,219	876,317

Total current assets	538,802	1,754,254
Investments held in Trust Account	244,314,622	241,187,929

Total Assets	$244,853,424	$242,942,183

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$128,835	$34,332
Accrued expenses	68,216	155,963
Accrued expenses—related party	85,000	10,000
Income tax payable	467,991	—
Franchise tax payable	149,041	140,274

Total current liabilities	899,083	340,569
Deferred tax liability	156,593	—
Deferred underwriting commissions in connection with the Initial Public Offering	12,000,000	12,000,000
Derivative liabilities	84,890	10,796,190

Total Liabilities	13,140,566	23,136,759

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 24,000,000 shares at $10.14 and $10.05 per share redemption value at December 31, 2022 and 2021, respectively	243,597,590	241,200,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,000,000 shares issued and outstanding at December 31, 2022 and 2021	600	600
Additional paid-in capital	—	—
Accumulated deficit	(11,885,332)	(21,395,176)

Total stockholders’ deficit	(11,884,732)	(21,394,576)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$244,853,424	$242,942,183

The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the year ended December 31, 2022	For the period from April 20, 2021 (inception) through December 31, 2021
General and administrative expenses	$1,305,836	$452,844
Franchise tax expenses	205,992	140,274

Loss from operations	(1,511,828)	(593,118)

Other income ( expenses ) :
Change in fair value of derivative warrant liabilities	10,711,300	2,237,915
Offering costs associated with derivative warrant liabilities	—	(667,601)
Gain from expiration of over-allotment option	—	29,522
Net gain ( loss ) on investments held in Trust Account	3,332,546	(12,071)

Total other income (expenses)	14,043,846	1,587,765

Net income before income tax expense	12,532,018	994,647
Income tax expense	(624,584)	—

Net income	$11,907,434	$994,647

Weighted average shares outstanding of Class A common stock, basic and diluted	24,000,000	10,875,000

Basic and diluted net income per common share, Class A common stock	$0.40	$0.06

Weighted average shares outstanding of Class B common stock, basic and diluted	6,000,000	6,000,000

Basic and diluted net income per common share, Class B common stock	$0.40	$0.06

The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 (as revised)

	Common Stock
	Class A		Class B		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—April 20, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	3,219,000	—	3,219,000
Contribution from Sponsor upon transferring Founder Shares to anchor investors	—	—	—	—	3,199,500	—	3,199,500
Forfeiture of Class B common stock from Sponsor (as re vised )	—	—	(900,000)	(90)	—	90	—
Accretion on Class A common stock subject to possible redemption	—	—	—	—	(6,442,810)	(22,389,913)	(28,832,723)
Net inc ome	—	—	—	—	—	994,647	994,647

Balance—December 31, 2021 (as re vised )	—	—	6,000,000	600	—	(21,395,176)	(21,394,576)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(2,397,590)	(2,397,590)
Net income	—	—	—	—	—	11,907,434	11,907,434

Balance—December 31, 2022	—	$—	6,000,000	$600	$—	$(11,885,332)	$(11,884,732)

The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the year ended December 31, 2022	For the period from April 20, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$11,907,434	$994,647
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,711,300)	(2,237,915)
Offering costs associated with derivative warrant liabilities	—	667,601
Net (gain) loss on investments held in Trust Account	(3,332,546)	12,071
Deferred tax expense	156,593	—
Gain from expiration of over-allotment option	—	(29,522)
Changes in operating assets and liabilities:
Prepaid expenses	509,098	(876,317)
Accounts payable	94,503	12,957
Accrued expenses—related party	72,253	80,963
Income tax payable	467,991	—
Franchise tax payable	8,767	140,274

Net cash used in operating activities	(827,207)	(1,235,241)

Cash Flows from Investing Activities :
Cash withdrawn from Trust Account	205,853	—
Cash deposited in Trust Account	—	(241,200,000)

Net cash provided by (used in) investing activities	205,853	(241,200,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	25,000
Repayment of note payable to related party	—	(163,132)
Proceeds received from initial public offering, gross	—	240,000,000
Proceeds received from private placement	—	8,700,000
Offering costs paid	(85,000)	(5,248,690)

Net cash (used in) provided by financing activities	(85,000)	243,313,178

Net change in cash	(706,354)	877,937
Cash—beginning of the period	877,937	—

Cash—end of the period	$171,583	$877,937

Supplemental disclosure of noncash activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$25,000
Offering costs included in accounts payable	$—	$21,375
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by Sponsor under note payable—related party	$—	$138,132
Deferred underwriting commissions in connection with the Initial Public Offering	$—	$12,000,000
The accompanying notes are an integral part of these financial statements.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Insight Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 1, 2021. On September 7, 2021, the Company consummated its Initial Public Offering of 24,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 w ere
for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively.
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
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.05 per Public

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Share plus pro rata interest earned in Trust Account). The
per-share
amount to be distributed
to
Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480
,
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
If the Company is unable to complete a Business Combination by May 7, 2023 (the “Combination Period”), which may be extended by the board of directors in its sole discretion on a monthly basis up to and including September 7, 2023
. If the Company is unable to complete its initial business combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide
for claims of creditors and the requirements of other applicable law.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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
Liquidity and G
oing Concern
As of December 31, 2022, the Company had approximately $172,000 in its operating bank account and
a
working capital deficit of approximately $360,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note
3
), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working
Capital Loans.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-
15
,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on September 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 7,

3.
Note 2 – Revision to Previously Reported Financial Statements
The Company granted the underwriters a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Class A common stock to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On October 16, 2021, the over-allotment option expired unexercised as the underwriters did not exercise the over-allotment option. As a result, 900,000 Class B Shares were forfeited.
The forfeiture of the Class B Shares was not properly adjusted on the balance sheet and statement of stockholders’ equity in previous financial statements. In addition, in the Company’s income tax footnote in its Annual Report on Form 10-K for the year ended December 31, 2021, its net operating loss and related deferred tax asset and offsetting valuation allowance were overstated due to a calculation error. The error had no impact on the reported balance sheet, statements of operation, statement of cash flows or statements of changes in stockholders’ deficit. See Note 10.
The Company’s management concluded that the financial statements included in the Annual 10-K filing for the year ended December 31, 2021 and the unaudited condensed financial statements included in the Quarterly Reports on Form 10-Qs for the period ended March 31, 2022, June 30, 2022 and September 30, 2022 contain a misstatement insofar as the Class B Shares were overstated on the balance sheet and statement of changes in stockholders’ deficit (the “Affected Period”) and that it is appropriate to revise the financial statements included in the Affected Periods in this Annual Report.
Impact of the Revision
The impact of the revision to the line items on the balance sheets and statements of changes in stockholders’ deficit for the affected periods are presented below. The revision had no impact on the statements of operations or the statements of cash
flows. There was no impact
on
the Company’s total assets or total stockholders’ deficit as reported on the balance sheets.
Balance Sheet:
December 31, 2021:

As of December 31, 2021	As Previously Reported	Adjustment	As Revised
Class B common stock	$690	$(90)	$600
Accumulated deficit	$(21,395,266)	$90	$21,395,176
Shares of Class B common stock	6,900,000	(900,000)	6,000,000
March 31, 2022 (unaudited):

As of March 31, 2022	As Previously Reported	Adjustment	As Revised
Class B common stock	690	(90)	600
Accumulated deficit	(18,015,769)	90	(18,015,679)
Shares of Class B common stock	6,900,000	(900,000)	6,000,000
June 30, 2022 (unaudited):

As of June 30, 2022	As Previously Reported	Adjustment	As Re vised
Class B common stock	$690	$(90)	$600
Accumulated deficit	(15,181,493)	90	(15,181,403)
Shares of Class B common stock	6,900,000	(900,000)	6,000,000
September 30, 2022 (unaudited):

As of September 30, 2022	As Previously Reported	Adjustment	As Revised
Class B common stock	$690	$(90)	$600
Accumulated deficit	(13,439,088)	90	(13,438,998)
Shares of Class B common stock	6,900,000	(900,000)	6,000,000
Statement of Changes in Stockholders’ Deficit:

	Common Stock									Accumulated Deficit			Total Shareholder’s Deficit
	Class A		Class B As Previously Reported		Class B Adjustment		Class B As revised		Additional Paid-in Capital	As Previously Reported	Adjustment	Revised
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - April 20, 2021	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,900,000	690	—	—	6,900,000	690	24,310	—	—	—	25,000
Excess of cash received over fair value of private placement warrants	—	—	—	—	—	—	—	—	3,219,000	—	—	—	3,219,000
Contributions from Sponsor upon transferring Founder Shares to anchor investors	—	—	—	—	—	—	—	—	3,199,500	—	—	—	3,199,500
Accre s tion on Class A common stock subject to possible redemption	—	—	—	—	—	—	—	—	(6,442,810)	(22,389,913)	—	(22,389,913)	(28,832,723)
Forfeiture of Class B common stock shares from Sponsor	—	—	—	—	(900,000)	(90)	(900,000)	(90)	—	—	90	90	—
Net income	—	—	—	—	—	—	—	—	—	994,647	—	994,647	994,647

Balance - December 31, 2021	—	—	6,900,000	690	(900,000)	(90)	6,000,000	600	—	(21,395,266)	90	(21,395,176)	(21,394,576)
Net income	—	—	—	—	—	—	—	—	—	3,379,497	—	3,379,497	3,379,497

Balance - March 31, 2022 (unaudited)	—	—	6,900,000	690	(900,000)	(90)	6,000,000	600	—	(18,015,769)	90	(18,015,679)	(18,015,079)
Net income	—	—	—	—	—	—	—	—	—	2,834,276	—	2,834,276	2,834,276

Balance - June 30, 2022 (unaudited)	—	—	6,900,000	690	(900,000)	(90)	6,000,000	600	—	(15,181,493)	90	(15,181,403)	(15,180,803)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	—	—	(648,626)	—	(648,626)	(648,626)
Net income	—	—	—	—	—	—	—	—	—	2,391,031	—	2,391,031	2,391,031

Balance - September 30, 2022 (unaudited)	—	$—	6,900,000	$690	(900,000)	$(90)	6,000,000	$600	$—	$(13,439,088)	$90	$(13,438,998)	$(13,438,398)
Note 3 - Basis of Presentation
and
Summary of Significant Accounting Policies
Basis of Presentation
The accomp
a
nying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the
SEC
.
Cash and Cash Equivalents
The Company consid
e
rs all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Concentration of Credit Risk
The Company has significant cash balances at financial institutions, which throughout the year regularly exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain (loss) on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Financial
Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the balance sheets, except for the derivative liabilities (see Note 10).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of December 31, 2022 and 2021.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been
subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly
, 24,000,000 shares of Class A common stock subject to possible redemption are
presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Net Income Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The presentation assumes a business combination as the most likely outcome. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000
shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

			For the period from April 20, 2021
	For the year ended December 31,		(inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$9,525,947	$2,381,487	$654,633	$340,014
Denominator:
Basic and diluted weighted average common shares outstanding	24,000,000	6,000,000	10,875,000	6,000,000

Basic and diluted net income per common share	$0.40	$0.40	$0.06	$0.06

Recent Accounting Pronouncements
The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the Company’s financial statements.

Note
4
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
DECEMBER 31, 2022 and 2021

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
5
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
DECEMBER 31, 2022 and 2021

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, the Company incurred approximately
 $120,000 and $40,000, respectively, under the services agreement in the statement
s
of operations. As of December 31, 2022 and 2021, $40,000 and $10,000, respectively, was included in
a
ccrued expenses – related party on the balance sheets.
The board of directors has also
approved
payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial business combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, the Company incurred approximately $180,000 and $45,000, respectively, under the services agreement in the statement
s
of operations. As of December 31, 2022 and 2021, $45,000 and $0, respectively, was included in
a
ccrued expenses – related party on the balance sheets.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Note
6
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
Note
7
 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature
s
certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 24,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,050,096)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,832,723

Class A common stock subject to possible redemption at December 31, 2021	241,200,000
Increase in redemption value of Class A common stock subject to possible redemption	2,397,590

Class A common stock subject to possible redemption at December 31, 2022	$243,597,590

Note
8
 – Stockholders’ Deficit
Preferred Stock –
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no
preferred shares issued or outstanding.
Class
 A Common Stock—
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were
24,000,000 shares of Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Class
 B Common Stock—
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were
6,000,000 shares of Class B common stock issued and outstanding (see Note 4).
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
basis.
Note
9
 - Warrants
As of December 31, 2022 and 2021, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon
, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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

Note
10
 - Income Taxes
The income tax provision consists of the following for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021:

	For the year ended December 31, 2022	For the period from April 20, 2021 (inception) through December 31, 2021

Current
Federal	$467,991	$(31,993)
State	—	—
Deferred
Federal	(85,640)	(95,097)
State	—	—
Change in Valuation allowance	242,233	127,090

Income tax expense	$624,584	$—

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

The Company’s net deferred tax assets (liability) is as follows as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/organization costs	$369,323	$95,097
Net operating loss carryforwards	—	31,993

Total deferred tax assets	369,323	127,090
Valuation allowance	(369,323)	(127,090)

Net deferred tax asset	—	—
Deferred tax liabilities:
Unrealized interest on U.S. Treasuries	156,593

Net deferred tax asset (liability)	$(156,593)	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from April 20, 2021 (inception) to December 31, 2021, the valuation allowance was $369,323 and $127,090, respectively. As of December 31, 2022, the Company had no U.S. federal net operating loss carryovers and no state net operating loss carryovers available to offset future taxable income. As of December 31, 2021, the Company had approximately $152,000 U.S. federal net operating loss carryovers, and no state net operating loss carryovers available to offset future taxable income, respectively.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	Year Ended December 31, 2022	For the Period from April 20, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(17.9)%	(47.3)%
Offering costs associated with derivative warrant liabilities	0.0%	14.1%
Gain from expiration of over-allotment option	0.0%	(0.6)%
Change in valuation allowance	1.9%	12.8%

Income tax expense	5.0%	0.0%

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been
subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Revision of 2021 Income Tax Provision
The Company’s income tax footnote disclosure for the period from April 20, 2021 (inception) through December 31, 2021 and as of December 31, 2021 as reported in its Annual Report on Form 10-K for the period ended December 31, 2021 has been revised. The net operating loss and related deferred tax asset and offsetting valuation allowance were overstated due to a calculation error. The error had no impact on the reported balance sheet, statement of operations, statement of cash flows or statement of changes in stockholders’ deficit. See below tables reflecting the impact of the revisions:
Income Tax Provision

	Period from April 20, 2021 (inception) through December 31, 2021	Period from April 20, 2021 (inception) through December 31, 2021		Period from April 20, 2021 (inception) through December 31, 2021
Current	As previously reported		Adjustment	As re vised
Federal	$631,204		$(663,197)	$(31,993)
State	—
Deferred
Federal	(95,097)		—	(95,097)
State	—
Valuation allowance	(536,107)		663,197	127,090

Income tax provision (benefit)	$—	$	— `	$—

Deferred tax assets (liability)

	December 31, 2021	December 31, 2021	December 31, 2021
Deferred tax assets:	As previously reported	Adjustment	As re vised
Start-up/Organization costs	$95,097	$—	$95,097
Net operating loss carryforwards	(631,204)	663,197	31,993

Total deferred tax assets	(536,107)	663,197	127,090
Valuation allowance	536,107	(663,197)	(127,090)

Net deferred tax asset	—	—	—

Reconciliation of effective tax rate (benefit)

	Period from April 20, 2021 (inception) through December 31, 2021 As reported, 2021 Form 10-K		Period from April 20, 2021 (inception) through December 31, 2021 Adjustment		Period from April 20, 2021 (inception) through December 31, 2021 Re vised
Statutory federal income tax rate	21.0	%	0.0	%	21.0	%
Change in fair value of derivative warrant liabilities	47.3	%	(94.6)%		(47.3)%
Offering costs associated with derivative warrant liabilities	(14.1)%		28.2	%	14.1	%
Gain from expiration of over-allotment option	(0.3)%		(0.3)%		(0.6)%
Change in valuation allowance	(53.9)%		66.7	%	12.8	%

Income Tax Expense	0.0	%	0.0	%	0.0	%

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

Note 1
1
 - Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$244,314,622	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$49,200	$—
Derivative liabilities-private warrants	$—	$35,690	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$241,187,929	$—	$—
Liabilities:
Derivative liabilities-public warrants	$6,240,000	$—	$—
Derivative liabilities-private warrants	$—	$—	$4,556,190
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through December 31, 2022. The Private Placement Warrant were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no other transfers to/from
Levels 1, 2, and 3 during the year ended December 31, 2022.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date until September 30, 2022 when the public market quoted price was used. The fair value of over-allotment option was estimated using a Black-Scholes model. For the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $10.7 million and $2.2 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement
s
of operations.
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

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Stock price	$9.77
Volatility	10.0%
Risk-free rate	1.31%
Dividend yield	0.0%
The change in the fair value of the Level 3 derivative warrant liabilities for the year ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative liabilities at December 31, 2021	$4,556,190
Change in fair value of derivative warrant liabilities	(3,686,170)
Transfer to L evel 2	(870,020)

Derivative liabilities at December 31, 2022	$—

Derivative liabilities at April 20, 2021 (inception)	$—
Issuance of Public and Private Warrants	13,041,000
Over-allotment option	22,627
Transfer of Public Warrants to Level 1	(8,160,000)
Change in fair value of derivative warrant liabilities	(347,437)

Derivative liabilities at December 31, 2021	$4,556,190

Note 1
2
 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events except for those events described below that would have required adjustment or disclosure in the financial statements.
On January 25, 2023, the Company’s public warrants delisted from the New York Stock Exchange.
On March 6, 2023 the Company held a special meeting (the “Special Meeting”) of stockholders. At the Special Meeting, the Company’s stockholders were asked to vote on the following items: (i) a proposal to amend the Charter to extend the date by which the Company has to consummate a business combination for an additional one month, from March 7, 2023 to April 7, 2023 and thereafter, at the discretion of the board of directors of the Company and without a vote of the stockholders, up to five (5) times for an additional one month each time, for a total of up to five additional months to September 7, 2023 (the “First Charter Amendment Proposal”), (ii) a proposal to amend the Company’s Charter to eliminate from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange
Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Second Charter Amendment Proposal”), (iii) a proposal to amend the Charter to provide for the right of a holder of Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock”) to convert such shares into shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”)
on a one-for-one basis prior
to the closing of a business combination at the election of the holder (the “Third Charter Amendment Proposal” and together with the First Charter Amendment Proposal and the Second Charter Amendment Proposal, the “Charter Amendment Proposals”) and (iv) a proposal to direct the chairman of the Special Meeting to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve each of the Charter Amendment Proposals.

INSIGHT ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022 and 2021

In
connection
with the Extension, the holders of 21,151,393 Class A common shares, representing approximately 88.1% of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $28,744,831 will remain in the trust account and 2,848,607 shares of Class A Common Stock will remain issued and outstanding.
On March 28, 2023, the board of directors of the Company approved a one-month extension of the date by which the Company has to consummate a business combination to May 7, 2023 and authorized management to deposit $80,000 into the Trust Account for such extension. Accordingly, management deposited $80,000 into the Trust Account and the date by which the Company has to consummate a business combination has been extended to May 7, 2023.
On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination.
On April 3, 2023, the Company entered into a proposed business combination with Avila Energy Corporation, an Alberta corporation (“Avila”), pursuant to which the Company will acquire Avila for consideration of shares of the Company following its redomicile into the Province of Alberta. The proposed business combination agreement and related executed agreements included supporting agreements and a forward share purchase agreement are more fully described and filed with the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023.