Form 10-Q
period 2023-03-31
Insight Acquisition Corp. /DE
filed 2023-06-02
CIK 1862463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(917)374-2922
Registrant’s telephone number, including area code
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	INAQU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value	INAQ	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	INAQW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§
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
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May
30
, 2023, 7,948,607 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
INSIGHT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$50,931	$171,583
Restricted Cash	1,297,608	—
Prepaid expenses	212,500	367,219

Total current assets	1,561,039	538,802
Investments held in Trust Account	29,211,576	244,314,622

Total Assets	$30,772,615	$244,853,424

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$151,013	$128,835
Accrued expenses	256,993	68,216
Accrued expenses—related party	160,000	85,000
Income tax payable	1,040,836	467,991
Franchise tax payable	50,000	149,041

Total current liabilities	1,658,842	899,083
Deferred tax liability	—	156,593
Deferred underwriting commissions in connection with the Initial Public Offering	6,600,000	12,000,000
Derivative liabilities	260,840	84,890
Forward Purchase Agreement Liability	125,473	—

Total Liabilities	8,645,155	13,140,566
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 2,848,607 and 24,000,000 shares at $10.35 and $10.15 per share redemption value at March 31, 2023 and December 31, 2022, respectively	29,474,941	243,597,590
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,100,000 and 0 non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022, respectively	510	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 900,000 and 6,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	90	600
Additional paid-in capital	13,631	—
Accumulated deficit	(7,361,712)	(11,885,332)

Total stockholders’ deficit	(7,347,481)	(11,884,732)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$30,772,615	$244,853,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$506,326	$413,077
General and administrative expenses - related party	75,000	—
Franchise tax expenses	50,000	48,817

Loss from operations	(631,326)	(461,894)
Other income (expense):
Change in fair value of derivative liabilities	(175,950)	3,899,070
Change in fair value of Forward Purchase Agreement Liability	(39,104)	—
Gain (Loss) on investments held in Trust Account	1,884,991	(57,679)
Gain on forgiveness of deferred underwriting fee payable	273,110	57,679

Total other income, net	1,943,047	3,841,391

Income before income taxes	1,311,721	3,379,497
Income tax expense	(416,252)	—

Net income	$895,469	$3,379,497

Weighted average shares outstanding of Class A Redeemable common stock, basic and diluted	18,456,264	24,000,000

Basic and diluted net income per common share, Class A Redeemable common stock	$0.04	$0.11

Weighted average shares outstanding of Class A Non-Redeemable common stock, basic and diluted	1,473,333	—

Basic and diluted net income per common share, Class A Non-Redeemable common stock	$0.04	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	5,484,270	6,000,000

Basic and diluted net income per common share, Class B common stock	$0.04	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,000,000	$600	$—	$(11,885,332)	$(11,884,732)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	3,628,151	3,628,151
Contributions from Sponsor					100,000		100,000
Initial Value of Forward Purchased Agreement					(86,369)		(86,369)
Class B common stock converted to Class A common stock on a one for one basis	5,100,000	510	(5,100,000)	(510)	—	—	—
Net income	—	—	—	—	—	895,469	895,469

Balance – March 31, 2023 (unaudited)	5,100,000	$510	900,000	$90	$13,631	$(7,361,712)	$(7,347,481)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	6,000,000	$600	$—	$(21,395,266)	$(21,394,576)
Net income	—	—	—	—	—	3,379,497	3,379,497

Balance – March 31, 2022 (unaudited)	—	$—	6,000,000	$600	$—	$(18,015,769)	$(18,015,079)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$895,469	$3,379,497
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	175,950	(3,899,070)
Change in fair value of Forward Purchase Agreement Liability	39,104	—
(Gain) Loss on investments held in Trust Account	(1,884,991)	57,679
Gain on forgiveness of deferred underwriting fee payable	(273,110)	—
Changes in operating assets and liabilities:
Deferred tax provision (benefit)	(156,593)	—
Prepaid expenses	154,719	69,307
Accounts payable	22,178	85,027
Accrued expenses – related party	188,777	30,800
Due to related party	75,000	—
Income tax payable	572,845	—
Franchise tax payable	(99,041)	53,231

Net cash used in operating activities	(289,693)	(223,529)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,446,649	—
Cash withdrawn from Trust Account in connection with redemption	215,621,388	—
Cash deposited in Trust Account	(80,000)	—

Net cash provided by investing activities	216,988,037	—

Cash Flows from Financing Activities:
Contributions from Sponsor	100,000	—
Offering costs paid	—	(85,000)
Redemption of common stock	(215,621,388)	—

Net cash used in financing activities	(215,521,388)	(85,000)

Net change in cash	1,176,956	(308,529)
Cash – beginning of the period	171,583	877,937

Total Cash – end of the period	$1,348,539	$569,408

Cash	$50,931	$569,408

Restricted Cash	$1,297,608	$—

Supplemental disclosure of noncash activities:
Class B common converted to Class A common on a one for one basis	$510	$—
Initial value of the Forward Purchase Agreement liability	$83,369	$—
Forgiveness of deferred underwriting fee payable	$(5,126,890)	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Upon the closing of the Initial Public Offering and the Private Placement, $241.2 million ($10.05 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide the holders of the Company’s outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, in its sole discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.05 per Public Share plus pro rata interest earned in Trust Account). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Standards Codification (“ASC”) Topic 480,“Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the holders of 65% of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 3) and any Public Shares purchased during or after the Initial Public Offering, and the Anchor Investors (as defined below in Note 3) agreed to vote any Founder Shares held by them in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The Company’s Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.
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
If the Company is unable to complete a Business Combination by June 7, 2023 (the “Combination Period”), which may be extended by the board of directors in its sole discretion on a monthly basis up to and including September 7, 2023. If the Company is unable to complete its initial business combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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
of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares irrespective of whether such redemption would exceed the Redemption Limitation (the “Second Charter Amendment Proposal”), (iii) a proposal to amend the Charter to provide for the right of a holder of Class B common stock of the Company, par value $0.0001 per share (“Class B Common Stock”) to convert such shares into shares of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”)

on a
one-for-one
basis prior to the closing of a business combination at the election of the holder (the “Third Charter Amendment Proposal” and together with the First Charter Amendment Proposal and the Second Charter Amendment Proposal, the “Charter Amendment Proposals”) and (iv) a proposal to direct the chairman of the Special Meeting to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve each of the Charter Amendment Proposals. In connection with the Extension, the holders of 21,151,393 Class A common shares, representing approximately 88.1% of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $28,744,831 remained in the trust account and
2,848,607
shares of Class A Common Stock remained issued and outstanding.
On March 28, 2023, the board of directors of the Company approved a one-month
extension of the date by which the Company has to consummate a business combination to May 7, 2023 and authorized management to deposit $80,000 into the Trust Account for such extension. Accordingly, management deposited $80,000 into the Trust Account and the date by which the Company has to consummate a business combination has been extended to May 7, 2023. On May
2
, 2023, the board of directors of the Company approved an additional one-month
extension to June 7, 2023 and deposited an additional $80,000 into the Trust Account.
On March 29, 2023, the Company entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Avila, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (collectively, “Seller”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, Seller intends but is not obligated to purchase SPAC Class A Common Stock from holders (other than SPAC or its affiliates) who have elected to redeem such shares in connection with the Proposed Transactions. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Proposed Transactions at a price no higher than the redemption price to be paid by SPAC in connection with the Proposed Transactions (the “Initial Price”). The Shares purchased by the Seller, other than the Share Consideration Shares are referred to herein as the “Recycled Shares.” The Seller also may sell 2,376,000 shares of SPAC Class A Common Stock purchased in the SPAC’s initial public offering (“IPO Shares”) in the Forward Purchase Transaction, up to a maximum of 2,500,000 shares of Class A Common Stock (including any Recycled Shares).

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Liquidity and Going Concern
As of March 31, 2023, the Company had approximately $1.3 million in its operating bank account and working capital surplus of approximately $59,000.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including September 7, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on September 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 7, 2023.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form10-K filed by the Company with the SEC on April 19, 2023.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation cover
a
ge limit of $250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
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
MARCH 31, 2023

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
Derivative Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and the forward purchase agreement, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using the public market quoted prices at each measurement date starting at June 30, 2022. The fair value of Public Warrants has subsequently been measured based on the listed market price of such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The Company granted the underwriters a
45-day

option
to purchase up to 3,600,000 additional Units solely to cover over-allotments, if any. The Company estimated the fair value of the over-allotment option using a Black-Scholes model. On October 16, 2021, the over-allotment option expired unexercised.
The Forward Purchased Agreement entered into on March 29, 2023 included elements that require liability classification under ASC 480. Accordingly, the Company recognizes the Forward Purchase Agreement as a liability at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as it is outstanding. The initial fair value and the value as of March 31, 2023 of the Forward Purchase Agreement liability issued was estimated using a Put Option Pricing model, which analyzed and incorporated into the model the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of March 31, 2023 and December 31, 2022. The Deferred tax liability as of March 31, 2023 and December 31, 2022 were zero and $156,593, respectively.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the fin
a
ncial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense of approximately $416,000 and $0 were recognized for the three months ended March 31, 2023 and 2022, respectively. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 2,848,607 and 24,000,000 shares of Class A common stock subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
MARCH 31, 2023

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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$690,336	$205,133	$2,703,598	$675,899
Denominator:
Basic and diluted weighted average common shares outstanding	18,456,264	5,484,270	24,000,000	6,000,000

Basic and diluted net income per common share	$0.04	$0.04	$0.11	$0.11

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial stateme
n
ts.
Note 3 - Initial Public Offering
On September 7, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 were for deferred underwriting commissions and offering costs allocated to derivative warrant liabilities, respectively. Each Unit consists of one share of Class A common stock, and one-half
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjust
m
ent (see Note 6).

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
The Company granted the underwriters a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less underwriting discounts and commissions. On October 16, 2021, the over-allotment option expired un
exercised.
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
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.
Contributed Capital
During the quarter ended March 31, 2023, the Sponsor contributed $100,000 to the Company for no consideration.
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
MARCH 31, 2023

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Services Agreement
On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $30,000 and $30,000, respectively, under the services agreement in the condensed statements of operations. As of March 31, 2023 and December 31, 2022, $30,000 and $40,000
was included in due to related party on the condensed balance sheets, respectively.
The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $45,000 and $45,000, respectively, under the services agreement. As of March 31, 2023 and December 31, 2022, $45,000 and $45,000 was included in due to related party on the condensed balance sheets, respectively.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
On March 28, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $
5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, the Company recognized $273,110 of gain on forgiveness of underwriting fee payable and $
5,126,890
towards Class A redeemable shares in relation to the forgiveness of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $
3.0 million will be payable upon the consummation of the business combination. As of March 31, 2023 and December 31, 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.
Forward Share Purchase Agreement
On March 29, 2023, the Company entered into a forward share
pur
chase agreement (the “Forward Share Purchase Agreement”) with Avila, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (collectively, “Seller”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, Seller intends but is not obligated to purchase shares of SPAC Class A Common Stock from holders (other than SPAC or its affiliates) who have elected to redeem such shares in connection with the Proposed Transactions. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Proposed Transactions at a price no higher than the redemption price to be paid by SPAC in connection with the Proposed Transactions (the “Initial Price”). The Shares purchased by the Seller, other than the Share Consideration Shares are referred to herein as the “Recycled Shares.” The Seller also may sell 2,376,000 shares of SPAC Class A Common Stock purchased in the SPAC’s initial public offering (“IPO Shares”) in the Forward Purchase Transaction, up to a maximum of 2,500,000 shares of Class A Common Stock (including any Recycled Shares).
Note 6 - Class A Shares of Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. In connection with the Extension, the holders of 21,151,393 Class A common shares, representing approximately 88.1% of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $28,744,831 will remain in the trust account and 2,848,607 shares of Class A Common Stock subject to possible redemption will remain issued and outstanding. As of March 31, 2023 and December 31, 2022, there were 2,848,607 and 24,000,000 shares of Class A common stock subject to possible redemption outstanding at $10.25 and $10.15 redemption value, respectively, all of which were subject to possible redemption.
The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,050,096)
Plus:
Accretion on Class A common stock subject to possible redemption amount	31,230,313

Class A common stock subject to possible redemption at December 31, 2022	243,597,590
Less:
Redemptions	(215,621,388)
Accretion of carrying value to redemption value	(3,628,151)
Plus:
Waiver of underwriting fee allocated to Class A Common Stock	5,126,890
Class A common stock subject to possible redemption at March 31, 2023	$29,474,941

Note 7 - Stockholders’ Deficit
Preferred Stock -
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Class
 A Common Stock -
The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were
7,948,607
and
24,000,000
shares of Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6). On March 22, 2023,
 5,100,000
shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Such shares are not entitled to redemption rights.

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Class
 B Common Stock -
The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 900,000 and 6,000,000 shares of Class B common stock issued and outstanding (see Note 6).
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
one-for-one
basis.
Note 8 - Warrants
As of March 31, 2023 and December 31, 2022, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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
MARCH 31, 2023

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

•
if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Note 9 - Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
March 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$29,211,576	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$151,200	$—
Derivative liabilities-private warrants	$—	$109,640	$—
Forward Purchase Agreement liability	$—	$—	$125,473

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$244,314,622	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$49,200	$—
Derivative liabilities-private warrants	$—	$35,690	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through March 31, 2023. The Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.
The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date until September 30, 2022 when the public market quoted price was used. The fair value of over-allotment option was estimated using a Black-Scholes model. For the three months ended March 31, 2023 and 2022, the Company recognized a gain to the statements of operations resulting from a increase and decrease in the fair value of liabilities of approximately $176,000 and $3.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
The estimated fair value of the Forward Purchase Agreement liability The initial fair value and the value as of March 31, 2023 of the Forward Purchase Agreement liability issued was estimated using a Put Option Pricing model, which that were analyzed and incorporated into the model included the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination. The key inputs are summarized below:

Valuation Date	Common Stock Price	Probability of completing BC	Maximum Term yrs	Risk Free Rate	Implied Volatility
3/29/2023	10.35	14.00%	3.74	3.74%	2.90%
3/31/2023	10.22	14.00%	3.73	3.68%	3.50%

Description	Carrying Value at March 29, 2023	Change in Fair value	Carrying Value at March 31, 2023
Liabilities:
Forward Purchase Agreement	$86,369	$39,104	$125,473

INSIGHT ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than noted below and as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On April 3, 2023, the Company entered into a Business Combination Agreement with Avila Energy Corporation, an Alberta corporation (“Avila”), pursuant to which the Company will acquire Avila for consideration of shares of the Company following its redomicile into the Province of Alberta. The business combination agreement and related executed agreements included supporting agreements and a forward share purchase agreement are more fully described and filed with the Company’s Current Report on Form
8-K
filed with the SEC on April 4, 2023.
On April 18, 2022, the Company received a notification from the New York Stock Exchange (“NYSE”) that it was in violation of NYSE requirements as it had failed to timely file its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Form
10-K”)
and that if the Form
10-K
is not filed with the SEC by 2:30 p.m. Eastern Time on April 21, 2023, NYSE post the Company to the NYSE’s late filers list on the Profile, Data and News pages with respect to each of the Company’s securities (the “LF Designation”). Effective April 19, 2022, the Company filed the Form
10-K
and that same day the Company received additional correspondence from the NYSE acknowledging that the filing had been made and cancelling its prior correspondence and stating that the LF Designation would not be posted on the Profile, Data and News pages with respect to each of the Company’s securities.
On April 27, 2023, the Company issued a press release reporting that the Company will transfer the listing of its securities to The Nasdaq Stock Market. In the press release, the Company stated that its securities will commence trading on Nasdaq upon the market open on Tuesday, May 2, 2023. The Company’s Class A common stock will continue trading under the ticker symbol “INAQ” on the Nasdaq Global Market and the Company’s units and warrants will continue trading under the ticker symbols “INAQU” and “INAQW,” respectively, on the Nasdaq Capital Market.

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

If the Company is unable to complete a Business Combination by June 7, 2023 (the “Combination Period”), which may be extended by our board of directors in their sole discretion on a monthly basis up to and including to September 7, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Proposed Business Combination

On April 3, 2023, Insight Acquisition Corp., a Delaware corporation (the “Company”), Avila Amalco Sub Inc., an Alberta corporation (“Amalco Sub”) and Avila Energy Corporation, an Alberta corporation (“Avila”), entered into a Business Combination Agreement (the “BCA”) pursuant to which the Company will acquire Avila for consideration of shares of the Company following its redomicile into the Province of Alberta (as further explained below). The terms of the BCA, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below. The Company’s entry into the BCA was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on April 4, 2023, and is incorporated herein by reference.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $1.4 million in our operating bank account, and working capital surplus of approximately $59,000.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 7, 2023 which may be extended by the board of directors in its sole discretion on a monthly basis up to and including September 7, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the insufficient liquidity as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We intend to complete a Business Combination by close of business on September 7, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 7, 2023.

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

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation, he IPO and search for a business combination target. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $935,000, which consisted of approximately $1.9 million of gain on investments held in Trust Account and approximately $273,000 in other income, partially offset by approximately $176,000 change in the fair value of derivative liabilities, approximately $506,000 in general and administrative costs, approximately $75,000 in general and administrative costs – related party, income tax expense of approximately $416,000 and approximately $50,000 franchise tax expenses.

For the three months ended March 31, 2022, we had net income of approximately $3.4 million, which consisted of $3.9 million change in the fair value of derivative liabilities partially offset by approximately $413,000 in general and administrative costs, approximately $49,000 franchise tax expenses and loss on investments held in Trust Account of approximately $58,000.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of March 31, 2023 and December 31, 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three months ended March 31, 2023 and 2022, we incurred approximately $30,000 and $30,000, respectively, under the services agreement in the condensed statements of operations. As of March 31, 2023 and December 31, 2022, $30,000 and $40,000, respectively, was included in accrued expenses—related party on the condensed balance sheets.

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three months ended March 31, 2023, we incurred approximately $45,000 and $45,000, respectively, under the services agreement in the condensed statements of operations. As of March 31, 2023 and December 31, 2022, $45,000 and $45,000, respectively, was included in due to related party on the condensed balance sheets.

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023 due to two identified significant deficiencies that resulted in the Company’s inability to file the Annual Report on Form 10-K timely and resulted in a material weakness.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of March 31, 2023.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 19, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 19, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1 (1)	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation

3.1 (2)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.

3.2 (3)	Bylaws of Insight Acquisition Corp.

10.1(1)	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp.

10.2(1)	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation*

10.3(1)	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp.

10.4(1)	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on April 4, 2023 (Commission File No. 001-40775).
(2)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).
(3)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 2, 2023	INSIGHT ACQUISITION CORP.

	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer

Dated: June 2, 2023	INSIGHT ACQUISITION CORP.

	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Executive Chairman (Principal Executive Officer)