Form 10-Q
period 2023-06-30
Insight Acquisition Corp. /DE
filed 2023-10-25
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2ofthe Exchange Act.

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

As of October 23, 2023, 6,100,945 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

INSIGHT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$144,592	$171,583
Restricted cash	557,519	—
Prepaid expenses	85,001	367,219
Total current assets	787,112	538,802
Investments held in Trust Account	29,841,332	244,314,622
Total Assets	$30,628,444	$244,853,424
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$91,055	$128,835
Accrued expenses	549,269	68,216
Accrued expenses—related party	235,000	85,000
Income tax payable	620,034	467,991
Excise tax payable	2,156,214
Franchise tax payable	100,000	149,041
Total current liabilities	3,751,572	899,083
Deferred tax liability	—	156,593
Forward purchase agreement liability	8,035	—
Deferred underwriting commissions in connection with the Initial Public Offering	6,600,000	12,000,000
Derivative liabilities	681,050	84,890
Total Liabilities	11,040,657	13,140,566
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 2,848,607 and 24,000,000 redeemable shares at $10.44 and $10.15 per share redemption value at June 30, 2023 and December 31, 2022, respectively	29,728,906	243,597,590
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,100,000 and 0 non-redeemable shares issued and outstanding at June 30, 2023 and December 31, 2022 (excluding 2,848,607 and 24,000,000 shares subject to possible redemption), respectively	510	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 900,000 and 6,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	90	600
Additional paid-in capital	—	—
Accumulated deficit	(10,141,719)	(11,885,332)
Total stockholders’ deficit	(10,141,119)	(11,884,732)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$30,628,444	$244,853,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$416,246	$339,509	$922,572	$752,586
General and administrative expenses - related party	75,000	—	150,000	—
Franchise tax expenses	50,000	49,315	100,000	98,132
Loss from operations	(541,246)	(388,824)	(1,172,572)	(850,718)

Other income (expense):
Change in fair value of derivative liabilities	(420,210)	3,036,600	(596,160)	6,935,670
Change in fair value of Forward Purchase Agreement Liability	117,438	—	78,334	—
Gain on investments held in Trust Account	629,757	186,500	2,514,748	128,821
Gain on forgiveness of deferred underwriting fee payable	—	—	273,110	—
Total other income, net	326,985	3,223,100	2,270,032	7,064,491

(Loss) income before income tax expense	(214,261)	2,834,276	1,097,460	6,213,773
Income tax expense	(169,198)	—	(585,450)	—
Net (loss) income	$(383,459)	$2,834,276	$512,010	$6,213,773

Weighted average shares outstanding of Class A Redeemable common stock, basic and diluted	2,848,607	24,000,000	10,327,553	24,000,000
Basic and diluted net (loss) income per common share, Class A Redeemable common stock	$(0.04)	$0.09	$0.03	$0.21

Weighted average shares outstanding of Class A Non-Redeemable common stock, basic and diluted	5,100,000	—	2,848,856	—
Basic and diluted net (loss) income per common share, Class A Non-Redeemable common stock	$(0.04)	$—	$0.03	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	900,000	6,000,000	3,166,667	6,000,000
Basic and diluted net (loss) income per common share, Class B common stock	$(0.04)	$0.09	$0.03	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,000,000	$600	$—	$(11,885,332)	$(11,884,732)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	3,628,151	3,628,151
Contributions from Sponsor	—	—	—	—	100,000	—	100,000
Initial Value of Forward Purchase Agreement	—	—	—	—	(86,369)	—	(86,369)
Class B common stock converted to Class A common stock on a one for one basis	5,100,000	510	(5,100,000)	(510)	—	—	—
Net income	—	—	—	—	—	895,469	895,469

Balance – March 31, 2023 (unaudited)	5,100,000	510	900,000	90	13,631	(7,361,712)	(7,347,481)
Accretion of Class A common stock subject to redemption value	—	—	—	—	(13,631)	(240,334)	(253,965)
Excise tax payable	—	—	—	—	—	(2,156,214)	(2,156,214)
Net loss	—	—	—	—	—	(383,459)	(383,459)

Balance – June 30, 2023 (unaudited)	5,100,000	$510	900,000	$90	$—	$(10,141,719)	$(10,141,119)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	6,000,000	$600	$—	$(21,395,176)	$(21,394,576)
Net income	—	—	—	—	—	3,379,497	3,379,497
Balance – March 31, 2022 (unaudited)	—	—	6,000,000	600	—	(18,015,679)	(18,015,079)
Net income	—	—	—	—	—	2,834,276	2,834,276
Balance – June 30, 2022 (unaudited)	—	$—	6,000,000	$600	$—	$(15,181,403)	$(15,180,803)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$512,010	$6,213,773
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	596,160	(6,935,670)
Gain on investments held in Trust Account	(2,514,748)	(128,821)
Gain on forgiveness of deferred underwriting fee payable	(273,110)	—
Change in fair value of forward purchase agreement	(78,334)	—
Deferred tax benefit	(156,593)	—
Changes in operating assets and liabilities:
Prepaid expenses	282,218	221,598
Accounts payable	(37,780)	60,307
Accrued expenses – related party	481,053	1,473
Due to related party	150,000	—
Income tax payable	152,043	—
Franchise tax payable	(49,041)	(99,093)
Net cash used in operating activities	(936,122)	(666,433)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,446,650	—
Cash withdrawn from Trust Account in connection with redemption	215,621,388	—
Cash deposited in Trust Account	(80,000)	—
Net cash provided by investing activities	216,988,038	—

Cash Flows from Financing Activities:
Contributions from Sponsor	100,000	—
Offering costs paid	—	(85,000)
Redemption of common stock	(215,621,388)	—
Net cash used in financing activities	(215,521,388)	(85,000)
Net change in cash and restricted cash	530,528	(751,433)
Cash and restricted cash – beginning of the period	171,583	877,937
Total cash and restricted cash– end of the period	$702,111	$126,504
Cash	$144,592	$126,504
Restricted Cash	$557,519	$—

Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable	$(5,126,890)	$—
Value of excise tax liability	$2,156,214	$—
Initial value of forward purchase agreement liability	$83,369	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 1 – Description of Organization and Business Operations

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $241.2 million ($10.05 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

The company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

If the Company is unable to complete a Business Combination by November 7, 2023 (the “Combination Period”), or up to June 7, 2024 provided the Company extends the Combination Period to the fullest extent, as further as noted below, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

On March 28, 2023, the board of directors of the Company approved a one-month extension of the date by which the Company has to consummate a business combination to May 7, 2023 and authorized management to deposit $80,000 into the Trust Account for such extension. Accordingly, management deposited $80,000 into the Trust Account and the date by which the Company has to consummate a business combination has been extended to May 7, 2023. On May 2, 2023, the board of directors of the Company approved an additional one-month extension to June 7, 2023 and deposited an additional $80,000 into the Trust Account.

On March 29, 2023, the Company entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Avila, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (collectively, “Seller”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, Seller intends but is not obligated to purchase the Company’s Class A Common Stock from holders (other than the Company or its affiliates) who have elected to redeem such shares in connection with the Proposed Transactions. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Proposed Transactions at a price no higher than the redemption price to be paid by the Company in connection with the Proposed Transactions (the “Initial Price”). The Shares purchased by the Seller, other than the Share Consideration Shares are referred to herein as the “Recycled Shares.” The Seller also may sell 2,376,000 shares of the Company Class A Common Stock purchased in the Company’s initial public offering (“IPO Shares”) in the Forward Purchase Transaction, up to a maximum of 2,500,000 shares of Class A Common Stock (including any Recycled Shares).

On April 3, 2023, the Company entered into a Business Combination Agreement (“Avila BCA”) with Avila Energy Corporation, an Alberta corporation (“Avila”), pursuant to which the Company will acquire Avila for consideration of shares of the Company following its redomicile into the Province of Alberta. The business combination agreement and related executed agreements included supporting agreements and a forward share purchase agreement are more fully described and filed with the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2023.

On April 18, 2022, the Company received a notification from the New York Stock Exchange (“NYSE”) that it was in violation of NYSE requirements as it had failed to timely file its Annual Report on Form10-K for the fiscal year ended December 31, 2022 (the “Form10-K”) and that if the Form 10-K is not filed with the SEC by 2:30 p.m. Eastern Time on April 21, 2023, NYSE post the Company to the NYSE’s late filers list on the Profile, Data and News pages with respect to each of the Company’s securities (the “LF Designation”). Effective April 19, 2022, the Company filed the Form10-Kand that same day the Company received additional correspondence from the NYSE acknowledging that the filing had been made and cancelling its prior correspondence and stating that the LF Designation would not be posted on the Profile, Data and News pages with respect to each of the Company’s securities.

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

On May 24, 2023, the Company received a notification from The Nasdaq Stock Market (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5250I(1) as it had failed to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”). Under the Nasdaq Listing Rules, the Company now has 60 calendar days to submit a plan to regain compliance and if the plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the Form 10-Q’s due date, or until November 20, 2023, to regain compliance. The Company subsequently filed the Form 10-Q for the quarter ended March 31, 2023 on June 2, 2023, regaining compliance.

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to the Company $300,000 in partial reimbursement of expenses incurred by the Company in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024.

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination.

As approved by its stockholders at the annual meeting of stockholders held on September 6, 2023 (the “Annual Meeting”), the Company filed a Second Amendment (the “Second Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on September 6, 2023 to modify the terms and extend Combination Period by which the Company has to consummate an initial business combination (the “Business Combination”) from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Annual Meeting, 1,847,662 shares were tendered for redemption.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

On September 7, 2023, the Company deposited $20,000 into the Trust Account to extend the Business Combination Period from September 7, 2023 to October 7, 2023. In October 2023 the Company deposited $20,000 into the Trust Account to extend the Business Combination Period from October 7, 2023 to November 7, 2023.

Effective as of October 13, 2023, the Company, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”) and Alpha Modus, Corp., a Florida corporation (“Alpha Modus”), entered into a business combination agreement and plan of merger (the “AM BCA”) pursuant to which Merger Sub will merge with and into Alpha Modus with Alpha Modus as the surviving corporation and becoming a wholly owned subsidiary of the Company. The Board of Directors of the Company (the “Board”) has unanimously approved and declared advisable the AM BCA, the Merger and the other transactions contemplated thereby (the “Proposed Transactions”). A copy of the AM BCA is filed as Exhibit 2.1 in the Current Report on Form 8-K, dated October 17, 2023.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company held a meeting on March 6, 2023 where the stockholders voted to approve a proposal to amend the Company’s amended and restated certificate of incorporation to extend the Combination Period, from March 7, 2023, monthly for up to six additional months at the election of the Company, ultimately until as late as September 7, 2023 (the “Extension”, and such extension date the “Extended Date”). In connection with the March 6, 2023 meeting, 21,151,393 shares of the Company’s common stock were redeemed with a total redemption payment of $215,621,387. As a result, the Company booked a liability of $2,156,214 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

Pursuant to the AM BCA, (i) in the event the business combination contemplated by the AM BCA occurs, then the surviving company shall pay the Company’s excise tax liability; (ii) if Alpha Modus does not obtain its shareholders approval of the business combination, or Alpha Modus breaches the AM BCA, then Alpha Modus will be responsible to pay the Company’s excise tax liability; and (iii) if an Alpha Modus material adverse effect occurs and the business combination does not close, or if Alpha Modus fails to close the business combination for any reason other than a material breach by the Company, then Alpha Modus will be responsible to pay the Company’s excise tax liability. In all other circumstances the Company will be responsible to pay the Company’s excise tax liability, except if the Company liquidates prior to December 31, 2023, in which event there will be no excise tax liability. The Company will not use any of the funds held in the Trust Account and any additional amounts deposited into the Trust Account, as well as any interest earned thereon, to pay for the Company’s excise tax liability. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax by the Company have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $144,600 in its operating bank account available to pay operating expenses and working capital deficit of approximately $2,964,500.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 3), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 7, 2024 (extended monthly through extension payments), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on June 7, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2024.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form10-K filed by the Company with the SEC on April 19, 2023.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Restricted Cash

The Company has approximately $557,500 of restricted cash to be used to pay for taxes as of June 30, 2023. There was no restricted cash balance as of December 31, 2022.

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

JUNE 30, 2023

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for the derivative liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Forward Purchase Agreement entered into on March 29, 2023 included elements that require liability classification under ASC 480. Accordingly, the Company recognizes the Forward Purchase Agreement as a liability at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as it is outstanding. The initial fair value and the value as of June 30, 2023 of the Forward Purchase Agreement liability issued was estimated using a Put Option Pricing model, which analyzed and incorporated into the model the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of June 30, 2023 and December 31, 2022. The deferred tax liability as of June 30, 2023 and December 31, 2022 was $0 and $156,593, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense of approximately $169,000 and $0 was recognized for the three months ended June 30, 2023 and 2022, respectively, and amounts of approximately $585,000 and $0 were recognized for the six months ended June 30, 2023 and 2022, respectively. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 2,848,607 and 24,000,000 shares of Class A common stock subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The presentation assumes a business combination as the most likely outcome. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended June 30,
	2023			2022
	Class A redeemable	Class B	Class A non- redeemable	Class A redeemable	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(129,446)	$(39,002)	$(221,011)	$2,267,421	$566,855
Denominator:
Basic and diluted weighted average common shares outstanding	2,848,607	900,000	5,100,000	24,000,000	6,000,000

Basic and diluted net (loss) income per common share	$(0.04)	$(0.04)	$(0.04)	$0.09	$0.09

	For the Six Months Ended June 30,
	2023			2022
	Class A redeemable	Class B	Class A non- redeemable	Class A redeemable	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$323,775	$98,879	$89,356	$4,971,018	$1,242,755
Denominator:
Basic and diluted weighted average common shares outstanding	10,327,553	3,166,667	2,861,667	24,000,000	6,000,000

Basic and diluted net income per common share	$0.03	$0.03	$0.03	$0.21	$0.21

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

JUNE 30, 2023

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

JUNE 30, 2023

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Services Agreement

On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2023, the Company incurred approximately $30,000 and $60,000, respectively, under the services agreement in the condensed statements of operations. For the three and six months ended June 30, 2022, the Company incurred approximately $30,000 and $60,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2023 and December 31, 2022, $100,000 and $40,000 were included in due to related party on the condensed balance sheets, respectively.

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and six months ended June 30, 2023 and 2022, the Company incurred approximately $45,000 and $90,000, respectively, under the services agreement. For the three and six months ended June 30, 2022, the Company incurred approximately $45,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2023 and December 31, 2022, $235,000 and $45,000 were included in due to related party on the condensed balance sheets, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On March 28, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, the Company recognized $273,110 of gain on forgiveness of underwriting fee payable and $5,126,890 toward Class A redeemable shares in relation to the forgiveness of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of June 30, 2023 and December 31, 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.

Forward Share Purchase Agreement

On March 29, 2023, the Company entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Avila, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (collectively, “Seller”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). Pursuant to the terms of the Forward Purchase Agreement, Seller intends but is not obligated to purchase shares of SPAC Class A Common Stock from holders (other than SPAC or its affiliates) who have elected to redeem such shares in connection with the Proposed Transactions. Purchases by Seller will be made through brokers in the open market after the redemption deadline in connection with the Proposed Transactions at a price no higher than the redemption price to be paid by SPAC in connection with the Proposed Transactions (the “Initial Price”). The Shares purchased by the Seller, other than the Share Consideration Shares are referred to herein as the “Recycled Shares.” The Seller also may sell 2,376,000 shares of SPAC Class A Common Stock purchased in the SPAC’s initial public offering (“IPO Shares”) in the Forward Purchase Transaction, up to a maximum of 2,500,000 shares of Class A Common Stock (including any Recycled Shares). The Forward Share Purchase Agreement was terminated as a result of the termination of the Avila BCA on August 10, 2023, as described below.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Business Combination Agreement

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

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to the Company $300,000 in partial reimbursement of expenses incurred by the Company in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024.

Effective as of October 13, 2023, the Company, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”) and Alpha Modus, Corp., a Florida corporation (“Alpha Modus”), entered into a business combination agreement and plan of merger (the “AM BCA”) pursuant to which Merger Sub will merge with and into Alpha Modus with Alpha Modus as the surviving corporation and becoming a wholly owned subsidiary of the Company. The Board of Directors of the Company (the “Board”) has unanimously approved and declared advisable the AM BCA, the Merger and the other transactions contemplated thereby (the “Proposed Transactions”). A copy of the AM BCA is filed as Exhibit 2.1 in the Current Report on Form 8-K dated October 17, 2023.

Note 6 - Class A Shares of Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. In connection with the Extension, the holders of 21,151,393 Class A common shares, representing approximately 88.1% of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $28,744,831 will remain in the trust account and 2,848,607 shares of Class A Common Stock subject to possible redemption will remain issued and outstanding. As of June 30, 2023 and December 31, 2022, there were 2,848,607 and 24,000,000 shares of Class A common stock subject to possible redemption outstanding at $10.44 and $10.15 redemption value, respectively, all of which were subject to possible redemption.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,050,096)
Plus:
Accretion on Class A common stock subject to possible redemption amount	31,230,313

Class A common stock subject to possible redemption at December 31, 2022	243,597,590
Less:
Redemptions	(215,621,388)
Accretion of carrying value to redemption value	(3,374,186)
Plus:
Waiver of underwriting fee allocated to Class A Common Stock	5,126,890
Class A common stock subject to possible redemption at June 30, 2023	$29,728,906

Note 7 - Stockholders’ Deficit

Preferred Stock -The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,948,607 and 24,000,000 shares of Class A common stock, respectively, issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6). On March 22, 2023, 5,100,000 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Such shares are not entitled to redemption rights.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 900,000 and 6,000,000 shares of Class B common stock issued and outstanding (see Note 6).

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

Note 8 - Warrants

As of June 30, 2023 and December 31, 2022, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$29,841,332	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$394,800	$—
Derivative liabilities-private warrants	$—	$286,250	$—
Forward Purchase Agreement liability	$—	$—	$8,035

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$244,314,622	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$49,200	$—
Derivative liabilities-private warrants	$—	$35,690	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through June 30, 2023. The Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.

The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date until September 30, 2022 when the public market quoted price was used. For the three and six months ended June 30, 2023, the Company recognized a loss to the statements of operations resulting from a increase in the fair value of liabilities of approximately $420,000 and $596,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain to the condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $3.0 million and $6.9 million, respectively, presented as change in fair value of derivative liabilities on the accompanying condensed statements of operations.

The initial fair value and the value as of June 30, 2023 of the Forward Purchase Agreement liability issued was estimated using a Put Option Pricing model, which that were analyzed and incorporated into the model included the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination. The key inputs are summarized below:

Valuation Date	Common Stock Price	Probability of completing BC	Maximum Term yrs	Risk Free Rate	Implied Volatility
3/29/2023	$10.35	14.00%	3.74	3.74%	2.90%
3/31/2023	$10.22	14.00%	3.73	3.68%	3.50%
6/30/2023	$10.43	14.00%	3.48	3.74%	2.30%

Description	Carrying Value at March 29, 2023	Change in Fair Value	Carrying Value at June 30, 2023
Liabilities:
Forward Purchase Agreement	$86,369	$78,334	$8,035

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than noted below and as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to the Company $300,000 in partial reimbursement of expenses incurred by the Company in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024.

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $180,000 to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination and to fund working capital expenses. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination.

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). In September 2023, Polar funded Sponsor $150,000 under the Subscription Agreement and the Sponsor loaned the Company $150,000 from Polar. All subsequent Capital Calls are subject to the mutual consent of the Company, Sponsor and Polar. All Capital Calls funded by Polar shall not accrue interest and are repayable by the Sponsor at the closing of the Company’s initial business combination. At the option of Polar, all Capital Calls funded by Polar may be repaid by the Company through the issuance of 1 share of Class A Common Stock for each $10 of the outstanding Capital Calls funded by Polar. Sponsor is also responsible to reimburse Polar for its reasonable attorney’s fees incurred in connection with the Subscription Agreement up to $5,000. In the event, a business combination does not occur and the Company’s liquidates, then all Capital Calls funded by Polar out of cash held in the Sponsor’s bank accounts and/or the Company’s bank accounts, excluding the Company’s Trust Account. The Sponsor Loans shall not accrue interest and shall be repaid by the Company at the closing of the business combination.

In consideration of the funds received, the Company will issue, at the closing of its business combination, to Polar one (1) shares of the company’s Class A Common Stock for each dollar Polar funds through the Capital Calls (“Subscription Shares”). The Subscription Shares shall not be subject to any transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connect ion with the Business Combination Closing or (ii) if no such registration statement is filed in connection with the Business Combination Closing, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the Business Combination Closing, which shall be filed no later than 30 days after the Business Combination Closing and declared effective no later than 90 days after the Business Combination Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective.

In the event the Sponsor of the Company default in their obligations under the Subscription Agreement (a “Default”), then the Sponsor shall be required to transfer to Polar 0.1 share of Class A Common Stock or Class B Common Stock for each $1 that Polar has funded under the Capital Calls as of the date of such Default and shall be required repeat such issuance for each month the such Default continues.

On September 6, 2023, the Company held a special meeting (the “Special Meeting”) of stockholders. At the Special Meeting, the Company’s stockholders were asked to vote on the following items: (i) a proposal to amend (the “Second Extension Amendment”) the Company’s amended and restated certificate of incorporation, as amended (the “Charter”), to extend the date by which the Company has to consummate a business combination (the “Extension”) for up to nine (9) additional one (1) month extensions or from September 7, 2023 up to June 7, 2024 (the “Extended Termination Date”) in exchange for the Company depositing the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account as defined in the Charter for each one-month extension. Adoption of the Charter Amendment Proposal required approval by the affirmative vote of at least a majority of the Company’s outstanding shares of common stock, (ii) a proposal to elect one (1) director, David Brosgol, to serve until 2026 annual meeting and until his successor has been duly elected and qualified or until his earlier resignation, removal or death. Adoption of the Directors Proposal required approval by the affirmative vote of at least a majority of the Company’s outstanding shares of common stock, and (iii) a proposal to ratify the appointment of WithumSmith+Brown PC, as the independent registered public accounting firm for the year ending December 31, 2023. Adoption of the Auditor Proposal required approval by the affirmative vote of at least a majority of the Company’s outstanding shares of common stock. In connection with the stockholders’ vote at the Annual Meeting, 1,847,662 shares were tendered for redemption in exchange for a total redemption payment of $19,208,848. On September 7, 2023, the Company deposited $20,000 in the Trust Account to extend the Business Combination Period from September 7, 2023 to October 7, 2023. In October 2023, the Company deposited $20,000 in the Trust Account to extend the Business Combination Period from October 7, 2023 to November 7, 2023. Additionally, on September 6, 2023, the Company recorded an additional $192,088 of excise tax liability.

Effective as of October 13, 2023, the Company, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”) and Alpha Modus, Corp., a Florida corporation (“Alpha Modus”), entered into a business combination agreement and plan of merger (the “AM BCA”) pursuant to which Merger Sub will merge with and into Alpha Modus with Alpha Modus as the surviving corporation and becoming a wholly owned subsidiary of the Company. The Board of Directors of the Company (the “Board”) has unanimously approved and declared advisable the AM BCA, the Merger and the other transactions contemplated thereby (the “Proposed Transactions”). A copy of the AM BCA is filed as Exhibit 2.1 in the current report on Form 8-K dated October 17, 2023.

In connection with entering into the AM BCA, in October 2023, the Company formed IAC Merger Sub Inc, a Florida corporation.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering (“IPO”); and

●	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our IPO, filed with the SEC on September 2, 2021.

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

If the Company is unable to complete a Business Combination by June 7, 2023 (the “Combination Period”), which may be extended by our board of directors in their sole discretion on a monthly basis up to and including to September 7, 2023, and further extended to June 7, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We intend to effectuate our initial Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in a Business Combination:

●	may significantly dilute the equity interest of investors in our IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of Class A common stock if preference shares are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Proposed Business Combination

On April 3, 2023, Insight Acquisition Corp., a Delaware corporation (the “Company”), Avila Amalco Sub Inc., an Alberta corporation (“Amalco Sub”) and Avila Energy Corporation, an Alberta corporation (“Avila”), entered into a Business Combination Agreement (the “Avila BCA”) pursuant to which the Company will acquire Avila for consideration of shares of the Company following its redomicile into the Province of Alberta (as further explained below). The terms of the Avila BCA, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below. The Company’s entry into the Avila BCA was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on April 4, 2023, and is incorporated herein by reference.

Recent Developments

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to SPAC $300,000 in partial reimbursement of expenses incurred by SPAC in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024.

As previously disclosed, on March 29, 2023, the Company entered into a forward share purchase agreement (the “Forward Share Purchase Agreement”) with Avila, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (collectively, “Seller”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”). The Forward Share Purchase Agreement was terminated as a result of the termination of the Avila BCA on August 10, 2023, as described above.

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). In September 2023, Polar funded Sponsor $150,000 under the Subscription Agreement and the Sponsor loaned the Company $150,000 from Polar. All subsequent Capital Calls are subject to the mutual consent of the Company, Sponsor and Polar. All Capital Calls funded by Polar shall not accrue interest and are repayable by the Sponsor at the closing of the Company’s initial business combination. At the option of Polar, all Capital Calls funded by Polar may be repaid by the Company through the issuance of 1 share of Class A Common Stock for each $10 of the outstanding Capital Calls funded by Polar. Sponsor is also responsible to reimburse Polar for its reasonable attorney’s fees incurred in connection with the Subscription Agreement up to $5,000. In the event, a business combination does not occur and the Company’s liquidates, then all Capital Calls funded by Polar out of cash held in the Sponsor’s bank accounts and/or the Company’s bank accounts, excluding the Company’s Trust Account. The Sponsor Loans shall not accrue interest and shall be repaid by the Company at the closing of the business combination.

In consideration of the funds received, the Company will issue, at the closing of its business combination, to Polar one (1) shares of the company’s Class A Common Stock for each dollar Polar funds through the Capital Calls (“Subscription Shares”). The Subscription Shares shall not be subject to any transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connect ion with the Business Combination Closing or (ii) if no such registration statement is filed in connection with the Business Combination Closing, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the Business Combination Closing, which shall be filed no later than 30 days after the Business Combination Closing and declared effective no later than 90 days after the Business Combination Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective.

In the event the Sponsor of the Company default in their obligations under the Subscription Agreement (a “Default”), then the Sponsor shall be required to transfer to Polar 0.1 share of Class A Common Stock or Class B Common Stock for each $1 that Polar has funded under the Capital Calls as of the date of such Default and shall be required repeat such issuance for each month the such Default continues.

The foregoing description of the Subscription Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, a copy of which is attached hereto as Exhibit 10.10 and incorporated herein by reference.

Effective as of October 13, 2023, the Company, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”) and Alpha Modus, Corp., a Florida corporation (“Alpha Modus”), entered into a business combination agreement and plan of merger (the “AM BCA”) pursuant to which Merger Sub will merge with and into Alpha Modus with Alpha Modus as the surviving corporation and becoming a wholly owned subsidiary of the Company. The Board of Directors of the Company (the “Board”) has unanimously approved and declared advisable the AM BCA, the Merger and the other transactions contemplated thereby (the “Proposed Transactions”). A copy of the AM BCA is filed as Exhibit 2.1 in the current report on Form 8-K dated October 17, 2023.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $144,600 in our operating bank account for operating expenses, and working capital deficit of approximately $2,839,000.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until November 7, 2023 (or up to June 7, 2024 in the event the Company extends such date to the fullest extend), to consummate a Business Combination (the “Combination Period”). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the insufficient liquidity as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We intend to complete a Business Combination by close of business on June 7, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2024.

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

The Company held a meeting on March 6, 2023 where the stockholders voted to approve a proposal to amend the Company’s amended and restated certificate of incorporation to extend the Combination Period, from March 7, 2023, monthly for up to six additional months at the election of the Company, ultimately until as late as September 7, 2023 (the “Extension”, and such extension date the “Extended Date”). In connection with the March 6, 2023 meeting, 21,151,393 shares of the Company’s common stock were redeemed with a total redemption payment of $215,621,387. As a result, the Company booked a liability of $2,156,214 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

Pursuant to the AM BCA, (i) in the event the business combination contemplated by the AM BCA occurs, then the surviving company shall pay the Company’s excise tax liability; (ii) if Alpha Modus does not obtain its shareholders approval of the business combination, or Alpha Modus breaches the AM BCA, then Alpha Modus will be responsible to pay the Company’s excise tax liability; and (iii) if an Alpha Modus material adverse effect occurs and the business combination does not close, or if Alpha Modus fails to close the business combination for any reason other than a material breach by the Company, then Alpha Modus will be responsible to pay the Company’s excise tax liability. In all other circumstances the Company will be responsible to pay the Company’s excise tax liability, except if the Company liquidates prior to December 31, 2023, in which event there will be no excise tax liability. The Company will not use any of the funds held in the Trust Account and any additional amounts deposited into the Trust Account, as well as any interest earned thereon, to pay for the Company’s excise tax liability. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax by the Company have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our formation, he IPO and search for a business combination target. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had net loss of approximately $258,000, which consisted of approximately $420,000 of loss on change in the fair value of derivative liabilities, approximately $416,000 in general and administrative costs, approximately $75,000 in general and administrative costs – related party, approximately $50,000 franchise tax expenses and approximately $44,000 of income tax expense, partially offset by approximately $630,000 investments held in Trust Account and approximately $117,000 of gain on change in the fair value of forward purchase agreement liability.

For the three months ended June 30, 2022, we had net income of approximately $2.8 million, which consisted of approximately $3.0 million of gain change in the fair value of derivative warrant liabilities and approximately $187,000 of unrealized gains on investments held in Trust Account, partially offset by approximately $340,000 in general and administrative costs and approximately $49,000 franchise tax expenses.

For the six months ended June 30, 2023, we had net income of approximately $637,000, which consisted of approximately $2.5 million of gain on investments held in Trust Account, approximately $273,000 in other income, and approximately $78,000 of gain on change in the fair value of the forward purchase agreement liability, partially offset by approximately $596,000 of loss on change in the fair value of derivative liabilities, approximately $923,000 in general and administrative costs, approximately $150,000 in general and administrative costs – related party, approximately $100,000 franchise tax expenses and approximately $460,000 income tax expense.

For the six months ended June 30, 2022, we had net income of approximately $6.2 million, which consisted of $6.9 million gain on change in the fair value of derivative warrant liabilities and approximately $129,000 of unrealized gains on investments held in Trust Account, partially offset by approximately $753,000 in general and administrative costs and approximately $98,000 franchise tax expenses.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of June 30, 2023 and December 31, 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2023, we incurred approximately $30,000 and $60,000, respectively, under the services agreement in the condensed statements of operations. For the three and six months ended June 30, 2022, we incurred approximately $30,000 and $60,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2023 and December 31, 2022, $100,000 and $40,000, respectively, was included in accrued expenses—related party on the condensed balance sheets.

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and six months ended June 30, 2023, we incurred approximately $45,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. For the three and six months ended June 30, 2022, we incurred approximately $45,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2023 and December 31, 2022, $235,000 and $45,000, respectively, was included in due to related party on the condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023 due to the Company’s inability to timely file the Annual Report on Form 10-K for the year ended December 31, 2022, and the subsequent March 31, 2023 Form 10-Q as well as the current June 30, 2023 Form 10-Q, which resulted in a material weakness.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2023 due to the deficiencies noted above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1(1)	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation
2.2(4)	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.2(5)	Amendment to Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.3 (3)	Bylaws of Insight Acquisition Corp.
10.1(1)	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp.
10.2(1)	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation
10.3(1)	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp.
10.4(1)	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP
10.5(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC
10.6(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust
10.7(4)	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC
10.8(4)	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties
10.9(4)	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.
10.10*	Subscription Agreement, dated August 30, 2023, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on April 4, 2023 (Commission File No. 001-40775).
(2)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).
(3)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).
(4)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 17, 2023 (Commission File No. 001-40775).
(5)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 8, 2023 (Commission File No. 001-40775).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: October 25, 2023	INSIGHT ACQUISITION CORP.

	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer

Dated: October 25, 2023	INSIGHT ACQUISITION CORP.

	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Executive Chairman (Principal Executive Officer)