Form 10-Q
period 2023-09-30
Insight Acquisition Corp. /DE
filed 2023-11-15
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 6,100,945 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

INSIGHT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$—	$171,583
Restricted cash	306,096	—
Prepaid expenses	86,173	367,219
Due from related party	1,041,000	—
Total current assets	1,433,269	538,802
Investments held in Trust Account	10,426,124	244,314,622
Total Assets	$11,859,393	$244,853,424
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$51,055	$128,835
Accrued expenses	518,002	68,216
Due to related party	730,000	85,000
Due to investor	150,000	—
Income tax payable	671,759	467,991
Excise tax payable	2,348,302	—
Franchise tax payable	157,200	149,041
Total current liabilities	4,626,318	899,083
Deferred tax liability	—	156,593
Deferred underwriting commissions in connection with the Initial Public Offering	6,600,000	12,000,000
Derivative liabilities	673,805	84,890
Total Liabilities	11,900,123	13,140,566
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 1,000,945 and 24,000,000 redeemable shares at $11.21 and $10.15 per share redemption value at September 30, 2023 and December 31, 2022, respectively	11,221,524	243,597,590
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,100,000 and 0 non-redeemable shares issued and outstanding at September 30, 2023 and December 31, 2022 (excluding 1,000,945 and 24,000,000 shares subject to possible redemption), respectively	510	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 900,000 and 6,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	90	600
Additional paid-in capital	—	—
Accumulated deficit	(11,262,854)	(11,885,332)
Total stockholders’ deficit	(11,262,254)	(11,884,732)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$11,859,393	$244,853,424

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$450,375	$278,380	$1,372,947	$1,030,966
General and administrative expenses - related party	75,000	—	225,000	—
Franchise tax expenses	50,000	49,863	150,000	147,995
Loss from operations	(575,375)	(328,243)	(1,747,947)	(1,178,961)

Other income (expense):
Change in fair value of derivative liabilities	7,245	1,790,500	(588,915)	8,726,170
Change in fair value of Forward Purchase Agreement Liability	8,035	—	86,369	—
Gain on investments held in Trust Account	384,239	1,170,566	2,898,987	1,299,387
Gain on forgiveness of deferred underwriting fee payable	—	—	273,110	—
Total other income, net	399,519	2,961,066	2,669,551	10,025,557

(Loss) income before income tax expense	(175,856)	2,632,823	921,604	8,846,596
Income tax expense	(51,725)	(241,792)	(637,175)	(241,792)
Net (loss) income	$(227,581)	$2,391,031	$284,429	$8,604,804

Weighted average shares outstanding of Class A Redeemable common stock, basic and diluted	2,366,608	24,000,000	7,637,976	24,000,000
Basic and diluted net (loss) income per common share, Class A Redeemable common stock	$(0.03)	$0.08	$0.02	$0.29

Weighted average shares outstanding of Class A Non-Redeemable common stock, basic and diluted	5,100,000	—	3,605,495	—
Basic and diluted net (loss) income per common share, Class A Non-Redeemable common stock	$(0.03)	$—	$0.02	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	900,000	6,000,000	2,400,000	6,000,000
Basic and diluted net (loss) income per common share, Class B common stock	$(0.03)	$0.08	$0.02	$0.29

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,000,000	$600	$—	$(11,885,332)	$(11,884,732)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	3,628,151	3,628,151
Contributions from Sponsor	—	—	—	—	100,000	—	100,000
Initial Value of Forward Purchase Agreement	—	—	—	—	(86,369)	—	(86,369)
Class B common stock converted to Class A common stock on a one for one basis	5,100,000	510	(5,100,000)	(510)	—	—	—
Net income	—	—	—	—	—	895,469	895,469
Balance – March 31, 2023 (unaudited)	5,100,000	510	900,000	90	13,631	(7,361,712)	(7,347,481)
Accretion of Class A common stock subject to redemption value	—	—	—	—	(13,631)	(240,334)	(253,965)
Excise tax payable	—	—	—	—	—	(2,156,214)	(2,156,214)
Net loss	—	—	—	—	—	(383,459)	(383,459)
Balance – June 30, 2023 (unaudited)	5,100,000	510	900,000	90	—	(10,141,719)	(10,141,119)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	(701,466)	(701,466)
Excise tax payable	—	—	—	—	—	(192,088)	(192,088)
Net loss	—	—	—	—	—	(227,581)	(227,581)
Balance – September 30, 2023 (unaudited)	5,100,000	$510	900,000	$90	$—	$(11,262,854)	$(11,262,254)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	6,000,000	$600	$—	$(21,395,176)	$(21,394,576)
Net income	—	—	—	—	—	3,379,497	3,379,497
Balance – March 31, 2022 (unaudited)	—	—	6,000,000	600	—	(18,015,679)	(18,015,079)
Net income	—	—	—	—	—	2,834,276	2,834,276
Balance – June 30, 2022 (unaudited)	—	—	6,000,000	600	—	(15,181,403)	(15,180,803)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	(648,626)	(648,626)
Net income	—	—	—	—	—	2,391,031	2,391,031
Balance – September 30, 2022 (unaudited)	—	$—	6,000,000	$600	$—	$(13,438,998)	$(13,438,398)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$284,429	$8,604,804
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	588,915	(8,726,170)
Gain on investments held in Trust Account	(2,898,986)	(1,299,387)
Gain on forgiveness of deferred underwriting fee payable	(273,110)	—
Change in fair value of forward purchase agreement	(86,369)	—
Deferred tax benefit	(156,593)	—
Changes in operating assets and liabilities:
Prepaid expenses	281,046	360,348
Accounts payable	(77,780)	125,353
Accrued expenses	449,786
Accrued expenses – related party	—	(2,746)
Due to related party	225,000	—
Due from related party	(891,000)	—
Income tax payable	203,768	241,792
Franchise tax payable	8,159	(49,230)
Net cash used in operating activities	(2,342,735)	(745,236)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	2,457,248	205,853
Cash withdrawn from Trust Account in connection with redemption	234,830,236	—
Cash deposited in Trust Account	(500,000)	—
Net cash provided by investing activities	236,787,484	205,853

Cash Flows from Financing Activities:
Contributions from Sponsor	100,000	—
Due to related party	420,000	—
Offering costs paid	—	(85,000)
Redemption of common stock	(234,830,236)	—
Net cash used in financing activities	(234,310,236)	(85,000)

Net change in cash and restricted cash	134,513	(624,383)
Cash and restricted cash – beginning of the period	171,583	877,937
Total cash and restricted cash – end of the period	$306,096	$253,554
Cash	$—	$253,554
Restricted Cash	$306,096	$—

Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable	$5,126,890	$—
Value of excise tax liability	$2,348,302	$—
Increase in Due to Investor	$150,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2023

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

If the Company is unable to complete a Business Combination by December 7, 2023 (the “Combination Period”), or up to June 7, 2024 provided the Company extends the Combination Period to the fullest extent, as further as noted below, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

SEPTEMBER 30, 2023

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

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. On November 6, 2023, the Company and the Sponsor entered into a written agreement to rescind and nullify the promissory note (Note 10).

As approved by its stockholders at the annual meeting of stockholders held on September 6, 2023 (the “Annual Meeting”), the Company filed a Second Amendment (the “Second Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State on September 6, 2023 to modify the terms and extend Combination Period by which the Company has to consummate an initial business combination (the “Business Combination”) from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Annual Meeting, 1,847,662 shares were tendered for redemption in exchange for a total redemption payment of $19,208,848.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

On September 7, 2023, October 7, 2023 and November 7, 2023 the Company deposited $20,000 into the Trust Account, on each date, to extend the Business Combination Period from September 7, 2023 to December 7, 2023.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, the results of its operations and search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

SEPTEMBER 30, 2023

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

As a result, the Company booked a liability of $2,348,302 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $0 in its operating bank account available to pay operating expenses and working capital deficit of approximately $3,193,049.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 3), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. As of September 30, 2023 there was no amounts drawn from the promissory note and on November 6, 2023 the Company and the Sponsor entered into a written agreement to rescind and nullify the promissory note (Note 10).

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

SEPTEMBER 30, 2023

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form10-K filed by the Company with the SEC on April 19, 2023.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Restricted Cash

The Company has approximately $306,096 of restricted cash to be used to pay for taxes as of September 30, 2023. There was no restricted cash balance as of December 31, 2022.

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

SEPTEMBER 30, 2023

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

The Forward Purchase Agreement entered into on March 29, 2023 included elements that require liability classification under ASC 480. Accordingly, the Company recognizes the Forward Purchase Agreement as a liability at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as it is outstanding. The initial fair value of the Forward Purchase Agreement liability issued was estimated using a Put Option Pricing model, which analyzed and incorporated into the model the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of September 30, 2023 and December 31, 2022. The deferred tax liability as of September 30, 2023 and December 31, 2022 was $0 and $156,593, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense of approximately $52,000 and $242,000 was recognized for the three months ended September 30, 2023 and 2022, respectively, and amounts of approximately $637,000 and $242,000 were recognized for the nine months ended September 30, 2023 and 2022, respectively. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,000,945 and 24,000,000 shares of Class A common stock subject to possible redemption as of September 30, 2023 and December 31, 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

SEPTEMBER 30, 2023

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended September 30,
	2023			2022
	Class A redeemable	Class A non- redeemable	Class B	Class A redeemable	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(64,374)	$(138,726)	$(24,481)	$1,912,825	$478,206
Denominator:
Basic and diluted weighted average common shares outstanding	2,366,608	5,100,000	900,000	24,000,000	6,000,000

Basic and diluted net (loss) income per common share	$(0.03)	$(0.03)	$(0.03)	$0.08	$0.08

	For the Nine Months Ended September 30,
	2023			2022
	Class A redeemable	Class A non- redeemable	Class B	Class A redeemable	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$159,231	$75,165	$50,033	$6,883,843	$1,720,961
Denominator:
Basic and diluted weighted average common shares outstanding	7,637,976	3,605,495	2,400,000	24,000,000	6,000,000

Basic and diluted net income per common share	$0.02	$0.02	$0.02	$0.29	$0.29

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Services Agreement

On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2023, the Company incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. For the three and nine months ended September 30, 2022, the Company incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. As of September 30, 2023 and December 31, 2022, $130,000 and $45,000 were included in due to related party on the condensed balance sheets, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and nine months ended September 30, 2023 and 2022, the Company incurred approximately $45,000 and $135,000, respectively, under the services agreement. For the three and nine months ended September 30, 2022, the Company incurred approximately $45,000 and $135,000, respectively, under the services agreement in the condensed statements of operations. As of September 30, 2023 and December 31, 2022, $180,000 and $45,000 were included in due to related party on the condensed balance sheets, respectively.

Promissory Note – Related Party

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. As of September 30, 2023 there was no amounts drawn from the promissory note and on November 6, 2023 the Company and the Sponsor entered into a written agreement to rescind and nullify the promissory note (Note 10).

Due to related party

As of September 30, 2023, the Sponsor advanced a total of $420,000 to the Company of which $400,000 was deposited to the Trust to extend the Business Combination Period from April 7, 2023 to September 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on March 6, 2023 allowing the Company to consummate an initial business combination from March 7, 2023 to September 7, 2023, provided that the Company deposits the lesser of $80,000 and $0.04 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension and $20,000 was deposited to the Trust to extend the Business Combination period from September 7, 2023 to October 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on September 6, 2023 allowing the Company to consummate an initial business combination from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. As of September 30, 2023 and December 31, 2022, $420,000 and $0 were included in due to related party on the condensed balance sheets, respectively.

Due from related party

On July 20, 2023 and August 7, 2023, a total of $891,000 was transferred to the Sponsor from the operating bank account and $150,000 is due from the Sponsor related to the subscription agreement as noted in Note 6, of which a total of $891,000 was paid back on October 10, 2023, October 11, 2023 and November 2, 2023.

As of September 30, 2023 and December 31, 2022, $1,041,000 and $0 were included in due from related party on the condensed balance sheets, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On March 28, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, the Company recognized $273,110 of gain on forgiveness of underwriting fee payable and $5,126,890 toward Class A redeemable shares in relation to the forgiveness of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of September 30, 2023 and December 31, 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.

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

SEPTEMBER 30, 2023

Business Combination Agreements

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

Subscription Agreement

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

Note 6 - Class A Shares of Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. In connection with the Extensions on March 6, 2023 and September 6, 2023, the holders of 21,151,393 and 1,847,662 Class A common shares, representing approximately 88.1% and 65%, respectively, of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $10,426,000 will remain in the trust account and 1,000,945 shares of Class A Common Stock subject to possible redemption will remain issued and outstanding. As of September 30, 2023 and December 31, 2022, there were 1,000,945 and 24,000,000 shares of Class A common stock subject to possible redemption outstanding at $11.21 and $10.15 redemption value, respectively, all of which were subject to possible redemption.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,050,096)
Plus:
Accretion on Class A common stock subject to possible redemption amount	31,230,313

Class A common stock subject to possible redemption at December 31, 2022	243,597,590
Less:
Redemptions	(234,830,236)
Accretion of carrying value to redemption value	(2,672,720)
Plus:
Waiver of underwriting fee allocated to Class A Common Stock	5,126,890
Class A common stock subject to possible redemption at September 30, 2023	$11,221,524

Note 7 - Stockholders’ Deficit

Preferred Stock -The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 6,100,945 and 24,000,000 shares of Class A common stock, respectively, issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6). On March 22, 2023, 5,100,000 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Such shares are not entitled to redemption rights.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 900,000 and 6,000,000 shares of Class B common stock issued and outstanding (see Note 6).

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

Note 8 - Warrants

As of September 30, 2023 and December 31, 2022, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

SEPTEMBER 30, 2023

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$10,426,124	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$390,600	$—
Derivative liabilities-private warrants	$—	$283,205	$—

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$244,314,622	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$49,200	$—
Derivative liabilities-private warrants	$—	$35,690	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through September 30, 2023. The Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2023.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.

The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date until September 30, 2022 when the public market quoted price was used. For the three and nine months ended September 30, 2023, the Company recognized a gain and loss to the statements of operations resulting from a decrease and increase in the fair value of liabilities of approximately $7,000 and $589,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a gain to the condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $1.8 million and $8.7 million, respectively, presented as change in fair value of derivative liabilities on the accompanying condensed statements of operations.

The initial fair value and the value of the Forward Purchase Agreement liability (previously recorded) issued was estimated using a Put Option Pricing model, which that were analyzed and incorporated into the model included the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination. The key inputs are summarized below:

Valuation Date	Common Stock Price	Probability of completing BC	Maximum Term yrs	Risk Free Rate	Implied Volatility
3/29/2023	$10.35	14.00%	3.74	3.74%	2.90%
3/31/2023	$10.22	14.00%	3.73	3.68%	3.50%
6/30/2023	$10.43	14.00%	3.48	3.74%	2.30%

Description	Carrying Value at March 29, 2023	Change in Fair value	Carrying Value at September 30, 2023
Liabilities:
Forward Purchase Agreement	$86,369	$(86,369)	$—

The Forward Share Purchase Agreement was terminated as a result of the termination of the Avila BCA on August 10, 2023. As of September 30, 2023 the liability related to the Forward Purchase Agreement was completely derecognized.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company, other than as described below, did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 10, 2023, October 11, 2023 and November 2, 2023 the Sponsor paid back a total of $891,000 of the amounts transferred on July 20 ,2023 and August 7, 2023 (see Note 4).

On November 6, 2023, the Company and the Sponsor entered into a written agreement (the “Rescission Agreement”) to rescind and nullify that certain promissory note in the principal amount of $480,000 and executed on August 17, 2023 (the “Note”) pursuant to which the Company agreed to pay the Sponsor the principal amount of $480,000 subject to the terms and conditions of the Note. Upon execution and delivery of the Rescission Agreement, the Note, in its entirety, is hereby irrevocably rescinded, abrogated, cancelled and rendered null and void ab initio and of no force or effect whatsoever, and the positions among the Company and the Sponsor shall be restored to what would have existed had they not entered into the Note.

On November 7, 2023 the Company deposited $20,000 into the Trust Account to extend the Business Combination Period from November 7, 2023 to December 7, 2023.

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

If the Company is unable to complete a Business Combination by December 7, 2023 (the “Combination Period”), which may be extended by our board of directors in their sole discretion on a monthly basis, by depositing $20,000 per month into the Trust Account, up to and including to June 7, 2024, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of such interest may be used to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Initial Proposed Business Combination

On April 3, 2023, Insight Acquisition Corp., a Delaware corporation (the “Company”), Avila Amalco Sub Inc., an Alberta corporation (“Amalco Sub”) and Avila Energy Corporation, an Alberta corporation (“Avila”), entered into a business combination agreement (the “Avila BCA”) pursuant to which the Company will acquire Avila for consideration of shares of the Company following its redomicile into the Province of Alberta. The terms of the Avila BCA, which contained customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below. The Company’s entry into the Avila BCA was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on April 4, 2023, and is incorporated herein by reference.

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to SPAC $300,000 in partial reimbursement of expenses incurred by SPAC in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024. The termination of the Avila BCA was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on August 11, 2023, and is incorporated herein by reference.

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

The foregoing description of the Subscription Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual Subscription Agreement, a copy of which is attached to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 as Exhibit 10.10, which was filed on October 25, 2023, and incorporated herein by reference.

Recent Developments – Execution of the Alpha Modus Business Combination Agreement

Effective as of October 13, 2023, the Company, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”) and Alpha Modus, Corp., a Florida corporation (“Alpha Modus”), entered into a business combination agreement and plan of merger (the “Alpha Modus BCA”) pursuant to which Merger Sub will merge with and into Alpha Modus with Alpha Modus as the surviving corporation and becoming a wholly owned subsidiary of the Company. The Board of Directors of the Company (the “Board”) has unanimously approved and declared advisable the Alpha Modus BCA, the Merger and the other transactions contemplated thereby (the “Proposed Transactions”). A copy of the Alpha Modus BCA is filed as Exhibit 2.1 in the current report on Form 8-K dated October 17, 2023. In connection with entering into the Alpha Modus BCA, in October 2023, the Company formed IAC Merger Sub Inc, a Florida corporation.

Liquidity and Going Concern

As of September 30, 2023, we had approximately $0 in our operating bank account for operating expenses and working capital deficit of approximately $3,193,049.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. The Note was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on August 17, 2023, and is incorporated herein by reference. On November 6, 2023, the Company entered into a written agreement (the “Rescission Agreement”) to rescind and nullify that certain promissory note in the principal amount of $480,000 and executed on August 17, 2023 (the “Note”) pursuant to which the Company agreed to pay the Sponsor the principal amount of $480,000 subject to the terms and conditions of the Note. The Rescission Agreement was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on November 7, 2023, and is incorporated herein by reference.

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

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our formation, he IPO and search for a business combination target. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2023, we had net loss of approximately $228,000, which consisted approximately $575,000 in general and administrative costs, approximately $75,000 in general and administrative costs – related party, approximately $50,000 franchise tax expenses and approximately $52,000 of income tax expense, partially offset by approximately $384,000 investments held in Trust Account, approximately $8,000 of gain on change in the fair value of forward purchase agreement liability and approximately $7,000 of gain on change in the fair value of derivative liabilities.

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

For the nine months ended September 30, 2023, we had net income of approximately $284,000, which consisted of approximately $2.9 million of gain on investments held in Trust Account, approximately $273,000 in other income, and approximately $86,000 of gain on change in the fair value of the forward purchase agreement liability, partially offset by approximately $589,000 of loss on change in the fair value of derivative liabilities, approximately $1.7 million in general and administrative costs, approximately $225,000 in general and administrative costs – related party, approximately $150,000 franchise tax expenses and approximately $637,000 income tax expense.

For the nine months ended September 30, 2022, we had net income of approximately $8.6 million, which consisted of $8.7 million change in the fair value of derivative warrant liabilities and of approximately $1.3 million unrealized gains on investments held in Trust Account partially offset by approximately $1.0 million in general and administrative costs, income tax expense of approximately $242,000 and approximately $148,000 franchise tax expenses.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of September 30, 2023 and December 31, 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three and nine months ended September 30, 2023, we incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. For the three and nine months ended September 30, 2022, we incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. As of September 30, 2023 and December 31, 2022, $130,000 and $40,000, respectively, was included in accrued expenses—related party on the condensed balance sheets.

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three and nine months ended September 30, 2023, we incurred approximately $45,000 and $135,000, respectively, under the services agreement in the condensed statements of operations. For the three and nine months ended September 30, 2022, we incurred approximately $45,000 and $135,000, respectively, under the services agreement in the condensed statements of operations. As of September 30, 2023 and December 31, 2022, $180,000 and $45,000, respectively, was included in due to related party on the condensed balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023 due to the Company’s inability to timely file the Annual Report on Form 10-K for the year ended December 31, 2022, and the subsequent March 31, 2023 and June 30, 2023 Form 10-Qs, which resulted in a material weakness.

Additionally, during the quarter ended September 30, 2023, funds were transferred from the Trust account to the Company’s operating bank account and then to the Sponsor, which is not in accordance with the trust agreement. During the period ended September 30, 2023 we did not have controls in place to prevent or detect such transfer of funds. This resulted in a material weakness. Subsequent to the quarter ended, the funds were returned by the Sponsor to the Company’s operating bank account.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of September 30, 2023 due to the deficiencies noted above.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The Company held an annual meeting of stockholders on September 6, 2023 (the “Annual Meeting”). At the Annual Meeting the Company’s stockholders approved the filing of a Second Amendment (the “Second Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State to modify the terms and extend time by which the Company has to consummate an initial business combination (the “Business Combination”) from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Annual Meeting and the filing of the Second Amendment, 1,847,662 shares of the Company’s Class A Common Stock, $0.0001 par value per share, were tendered for redemption in exchange for a total redemption payment of $19,208,848 from the Trust Account.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1(1)	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation
2.2(4)	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.2(5)	Amendment to Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.3 (3)	Bylaws of Insight Acquisition Corp.
10.1(1)	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp.
10.2(1)	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation
10.3(1)	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp.
10.4(1)	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP
10.5(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC
10.6(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust
10.7(4)	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC
10.8(4)	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties
10.9(4)	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.
10.10(6)	Subscription Agreement, dated August 30, 2023, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.11(7)	Letter Agreement dated August 10, 2023
10.12(8)	Promissory Note, dated August 17, 2023, issued by Insight Acquisition Corp. to Insight Acquisition Sponsor, LLC
10.13(9)	Rescission Agreement, dated November 6, 2023, by and between Insight Acquisition Corp. and Insight Acquisition Sponsor, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on April 4, 2023 (Commission File No. 001-40775).

(2)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).

(3)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

(4)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 17, 2023 (Commission File No. 001-40775).

(5)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 8, 2023 (Commission File No. 001-40775).

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 25, 2023 (Commission File No. 001-40775).

(7)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2023 (Commission File No. 001-40775).

(8)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 17, 2023 (Commission File No. 001-40775).

(9)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on November 7, 2023 (Commission File No. 001-40775).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2023	INSIGHT ACQUISITION CORP.

	By:	/s/ Jeff Gary
	Name:	Jeff Gary
	Title:	Chief Executive Officer and Chief Financial Officer

Dated: November 14, 2023	INSIGHT ACQUISITION CORP.

	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Executive Chairman (Principal Executive Officer)