Form 10-K
period 2023-12-31
Insight Acquisition Corp. /DE
filed 2024-05-14
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number

001-40775

INSIGHT ACQUISITION CORP.

(Exact name of Registrant as specified in its Charter)

Delaware	86-3386030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 East 91st Street

New York, NY 10128

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:

(609) 751-9193

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2023, was $34,404,471.

As of May 3, 2024, there were 6,100,945 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding, respectively.

Documents Incorporated by Reference: None.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” are to Insight Acquisition Corp., a Delaware corporation;

●	“DGCL” refers to the Delaware General Corporation Law as the same may be amended from time to time;

●	“anchor investors” are the up to 13 qualified institutional buyers or institutional accredited investors which are not affiliated with any member of our management and that each expressed to us an interest in purchasing up 2,376,000 units in our IPO, as further described herein;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our IPO and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“initial stockholders” are to holders of our founder shares prior to our IPO (other than the anchor investors);

●	“management” or our “management team” are to our executive officers and directors;

●	“directors” are to our current directors;

●	“public shares” are to shares of Class A common stock sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“private placement warrants” are to the warrants issued to our sponsor, Cantor and Odeon in a private placement simultaneously with the closing of our IPO; and

●	“sponsor” are to Insight Acquisition Sponsor LLC, a Delaware limited liability company, formed by our Executive Chairman and Chief Executive Officer.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes, and oral statements made from time to time by representatives of the company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

A total of $241,200,000, comprised of $232,500,000 of the proceeds from the IPO (which amount includes $12,000,000 of the underwriters’ deferred discount) and $8,700,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the company’s initial business combination, (ii) the redemption of any shares of Class A common stock included in the Units sold in the IPO (“public shares”) properly submitted in connection with a stockholder vote to amend the company’s amended and restated certificate of incorporation to modify the substance or timing of the company’s obligation to redeem 100% of the public shares if the company does not complete its initial business combination by March 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including June 7, 2023, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of the public shares if the company is unable to complete an initial business combination by March 7, 2023, which may be extended by our board of directors in their sole discretion on a monthly basis up to and including June 7, 2023, subject to applicable law.

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

Following the Company’s Special Meeting of Stockholders held on March 6, 2023, and stockholder redemptions resulting from the Special Meeting, the Company received a notice from the NYSE stating that, as a result of the stockholder redemptions, the Company does meet the continuing listing requirements of NYSE. Specifically, the NYSE informed the Company that the market value of the Company’s publicly listed securities fell below $40 million and if the market value of the Company’s publicly listed securities remains below $40 million on a 30-trading day average, the SPAC would be subject to suspension and delisting on May 3, 2023.

Based on the notification received from the NYSE, the Company transferred the listing of its Class A Common Stock and Units from the NYSE to The Nasdaq Stock Market and its Warrants from the Over the Counter Market to The Nasdaq Stock Market. The Company’s Class A common stock and redeemable warrants commenced trading on The Nasdaq Stock Market on Tuesday, May 2, 2023, under the symbols “INAQ” and “INAQW,” respectively.

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

We believe that applying Insight’s approach to investing, and leveraging Insight’s network, resources and expertise, will help our management team execute on our business strategy:

●	Growth mindset. Insight looks to partner with future market leading companies with several years of sustained growth, with a history of customer trust and engagement and a business model that is reflective of the value they provide. These companies often have potential for a sustained category leadership position, and we will leverage Insight’s experience in identifying growth-stage companies with the potential to become market leaders.

●	Management-focused, partnership-oriented approach. We will aim to align with the strategy and goals of the management team we partner with. By partnering with existing management, we believe that we can build upon management’s existing traction and support them as they strive to achieve category leadership, while minimizing the business disruption associated with a leadership transition.

●	Long investment horizon. Insight is a long-term investor and our goal is to help companies transform into industry leaders, and to be supportive along the way by continuing to serve on the Board of Directors. We will target companies where we can be a long-term partner, supporting their path towards market leadership.

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

David Brosgol, one of our directors, is Counsel to Voyager Digital, a crypto-asset trading platform for retail and institutional investors. Prior to joining Voyager Digital in February 2021, Mr. Brosgol worked with Anchorage, a crypto-native custodian and digital asset platform as a Manager and Advisor, from December 2019 to November 2020. From October 2017 to April 2019, he was a Founder, General Counsel and Chief Compliance Officer at Digital Asset Custody Company (“DACC”). Prior to its acquisition by Bakkt, DACC was a pioneer in the digital asset space providing institutional custody of digital assets. From June 2016 to October 2017, Mr. Brosgol was General Counsel and Managing Director at Maverick Capital, a multi-billion dollar hedge fund manager. Mr. Brosgol earned a B.A. in Economics from Trinity College in 1990, an M.A. in Philosophy from the University of Essex in 1992 and a J.D. from the University of Virginia in 1995.

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

Business Combination Criteria and Process

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies in the FinTech, wealth, asset or investment management or insurance tech (insurtech) sectors or companies that provide technology enabled services to these sectors in the valuation range of $750 million to $1.5 billion that we believe:

●	are fundamentally sound and can unlock and enhance stockholder value through a combination with us, thereby offering attractive risk-adjusted returns for our stockholders;

●	have strong, experienced management teams, or provide a platform to assemble an effective management team with a track record of driving growth and profitability;

●	are at an inflection point, such as requiring additional capital to fund growth through increased marketing and technology spending, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●	can benefit from the application and exploitation of financial service technologies;

●	have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams;

●	can grow both organically and where we believe our ability to source proprietary opportunities and execute transactions will help the business grow through additional acquisitions

●	have a leading or defendable market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors;

●	can benefit from being a publicly traded company, with access to broader capital markets, to achieve the company’s growth strategy;

●	exhibit unrecognized value or other characteristics that we believe can be enhanced based on our analysis and due diligence review;

●	are disrupting large market segments with a large total addressable market. As part of the evaluation process, we will diligence the market segment to thoroughly understand the underlying drivers, business model and competitive environment;

●	businesses with substantially mitigated product risk, through proven models, meaningful revenue, and strong unit economics;

●	companies that are ready to scale, where we can provide support and industry expertise to support them in scaling their business and executing on their strategic vision; and

●	world class firms and management teams looking for an active capital partner that will support their growth with experience and expertise, in addition to capital.

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

Initial Business Combination

The rules of The Nasdaq Stock Market and our amended and restated certificate of incorporation require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

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

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team. We will also set aside up to, $15,000 per month for services rendered to us by members of our management team, subject to approval by our board of directors, commencing on the date that our securities were first listed on The Nasdaq Stock Market through the earlier of consummation of our initial business combination and our liquidation. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

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

Corporate Information

We are a blank check company incorporated as a Delaware corporation on April 20, 2021. Our executive offices are located at 333 East 91st Street, New York, New York 10128, and our telephone number is (609) 751-9193. Our website address is www.insightacqcorp.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under The Nasdaq Stock Market’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	We issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of our shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

●	The issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and The Nasdaq Stock Market rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we maintain a listing for our securities on The Nasdaq Stock Market, we will be required to comply with The Nasdaq Stock Market’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on The Nasdaq Stock Market. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have until June 7, 2024 to complete our initial business combination, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation. If we are unable to complete our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by June 7, 2024 or any extended period of time that we may have to consummate an initial business combination as a result of the amendment to our amended and restated certificate of incorporation, dated September 6, 2023. However, if our initial stockholders, sponsor or management team or the anchor investors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the time allotted under our amended and restated certificate of incorporation, as amended.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation.

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

If we are unable to complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

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

Employees

For the period covered by this Annual Report the Company had two executive officers: Michael Singer and Jeffrey Gary. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. On April 21, 2024, Mr. Gary was removed as Company’s Chief Executive Officer and Chief Financial Officer and was appointed the Assistant Finance Manager. Further, on April 21, 2024, Mr. Singer was appointed the Company’s Chief Executive Officer and Glenn Worman was appointed the Company’s Chief Financial Officer.

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

The March 6, 2023 Special Meeting, Charter Amendment, Redemptions and SPAC Term Extension

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

Pursuant to the Charter Amendment the board of directors of the Company approved the extension of the date by which the Company has to consummate a business combination to September 7, 2023 and authorized management to deposit $480,000 into the Trust Account for such extension. Management deposited $480,000 into the Trust Account and the date by which the Company had to consummate a business combination was extended to September 7, 2023.

Conversion of Class B shares of common stock to Class A shares of common stock.

As of December 31, 2022, the Company had 6,000,000 shares of Class B common stock issued and outstanding. On March 22, 2023, holders of 5,100,000 shares of Class B common stock, converted such shares to Class A common stock. Accordingly, following such conversion the Company has 7,948,607 shares of Class A common stock issued and outstanding and 900,000 shares of Class B common stock issued and outstanding.

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

Polar Subscription Agreement

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

September 7, 2023 Annual Meeting of Stockholders

The Company held an annual meeting of stockholders on September 6, 2023 (the “Annual Meeting”). At the Annual Meeting the Company’s stockholders approved the filing of a Second Amendment (the “Second Charter Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State to modify the terms and extend time by which the Company has to consummate an initial business combination (the “Business Combination”) from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Annual Meeting and the filing of the Second Charter Amendment, 1,847,662 shares of the Company’s Class A Common Stock, $0.0001 par value per share, were tendered for redemption in exchange for a total redemption payment of $19,208,848 from the Trust Account. The results of the Annual Meeting were previously disclosed in the Company’s Current Report on Form 8-K, which was filed on September 8, 2023, and is incorporated herein by reference. A copy of the Second Charter Amendment is attached hereto as Exhibit 3.3, and is incorporated herein by reference.

Pursuant to the Second Charter Amendment the board of directors of the Company approved the extension of the date by which the Company has to consummate a business combination to June 7, 2024 and authorized management to deposit $180,000 into the Trust Account for such extension. Management deposited $180,000 into the Trust Account and the date by which the Company had to consummate a business combination was been extended to June 7, 2024.

Alpha Modus Business Combination Agreement

Effective as of October 13, 2023, Insight Acquisition Corp., a Delaware corporation (“SPAC”), IAC Merger Sub Inc., a Florida corporation (“Merger Sub”) and Alpha Modus, Corp., a Florida corporation (“Alpha Modus”), entered into a business combination agreement and plan of merger (the “BCA”) pursuant to which Merger Sub will merge with and into Alpha Modus with Alpha Modus as the surviving corporation and becoming a wholly-owned subsidiary of the SPAC (the “Merger”). The Board of Directors of the SPAC (the “Board”) has unanimously approved and declared advisable the BCA, the Merger and the other transactions contemplated thereby (the “Proposed Transactions”). A copy of the BCA is filed as Exhibit 2.1 hereto and is incorporated herein by reference. Capitalized terms used in this Current Report on Form 8-K but not otherwise defined herein have the meanings given to them in the BCA.

Consideration

(a)	Conversion of Securities and Merger Consideration

Each share of Alpha Modus common stock (other than the Dissenting Shares and the Cancelled Shares (as such terms are defined in the BCA)) will be converted into (i) the right to receive Earnout Shares (as defined below) (which may be zero), and (ii) a certain number of shares of SPAC Class A Common Stock (“Common Shares”) equal to (x) $110,000,000 divided by the total number of shares of Alpha Modus capital stock outstanding on a fully diluted basis as of the date of Closing, divided by (y) $10 (the “Merger Consideration”), with the maximum aggregate Merger Consideration being 11,000,000 Common Shares issuable to Alpha Modus common stockholders in the Merger. Alpha Modus currently has, and as of Closing will have, no outstanding options, warrants or other convertible securities outstanding, so no SPAC warrants, options or stock will be issued to any Alpha Modus convertible security holders in the Merger.

SPAC common stock and warrants issued and outstanding immediately prior to the consummation of the Merger will continue to be outstanding after the closing of the Merger, except that all shares of SPAC Class B Common Stock outstanding as of the Closing will be converted into the same number of shares of SPAC Class A Common Stock as of the Closing.

(b)	Earn-Out Shares

The stockholders of Alpha Modus may be issued up to 2,200,000 additional Common Shares (the “Alpha Modus Earnout Shares”). The Alpha Modus Earnout Shares will be earned and issued in one-third (1/3) increments (of approximately 733,333 shares) if, for any twenty (20) Trading Days within any thirty (30)-consecutive Trading Day period beginning at least 180 days after the Closing Date and on or prior to the 5-year anniversary of the Closing Date, the VWAP of the Common Shares equals or exceeds $13.00 per share, $15.00 per share and $18.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing), respectively, with all remaining Alpha Modus Earnout Shares earned and issued upon a Change of Control of the SPAC at or prior to the 5-year anniversary of the Closing Date.

At the Closing, the SPAC’s sponsor, Insight Acquisition Sponsor LLC (the “Sponsor”) will deposit 750,000 Common Shares into escrow (the “Sponsor Earnout Shares”), and the Sponsor Earnout Shares will be released to the Sponsor according to the same milestones and timelines applicable to the Alpha Modus Earnout Shares described above.

(c)	Payments and Issuances to Creditors of Alpha Modus and the SPAC

At the Closing, (i) the combined company in the Merger will pay off the SPAC’s loan(s) from Polar Multi-Strategy Master Fund (“Polar”) up to a maximum of $1,000,000, (ii) the combined company in the Merger will pay off Alpha Modus’s loans from Janbella Group, LLC (“Janbella”) up to a maximum of $1,000,000, (iii) and the SPAC will issue to Polar and Janbella each a number of Common Shares equal to the amount paid off divided by $1.00.

Proxy Statement/Prospectus and Stockholder Meeting

As promptly as practicable after the date of the BCA, (i) the SPAC with the assistance of Alpha Modus will prepare and file with the Securities and Exchange Commission (the “SEC”) a proxy statement/prospectus on Form S-4 (as amended or supplemented from time to time, the “Proxy Statement/Prospectus”) to be used as a proxy statement sent to the stockholders of SPAC soliciting proxies from such stockholders to obtain the required SPAC shareholder approval at a meeting of the SPAC’s stockholders and as a prospectus, in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the Common Shares issuable in connection with the Proposed Transactions.

Closing

The Closing will be on a date to be specified by the SPAC and Alpha Modus, but in no event later than three Business Days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur on or before June 7, 2024.

Representations, Warranties and Covenants

The BCA contains customary representations, warranties and covenants of (a) Alpha Modus and (b) SPAC and Merger Sub relating to, among other things, (i) entity organization, good standing and qualification, (ii) capital structure, (iii) authorization to enter into the BCA, (iv) compliance with laws and permits, (v) taxes, (vi) financial statements and internal control over financial reporting, (vii) real and personal property, (viii) material contracts, (ix) environmental matters, (x) absence of changes, (xi) employee matters, (xii) litigation, and (xiii) brokers and finders.

Covenants

The BCA includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The BCA also contains additional covenants of the parties, including, among others, covenants providing for the registrant and Alpha Modus to use reasonable best efforts to cooperate in the preparation of the Registration Statement and Proxy Statement (as each such term is defined in the Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of their respective stockholders including, in the case of the registrant, approvals of a restated certificate of incorporation, the post-closing board of directors and the share issuance under Nasdaq rules. The registrant has also agreed to include in the Proxy Statement the recommendation of its board that stockholders approve all of the proposals to be presented at the special meeting.

Exclusivity

Each of the registrant and Alpha Modus has agreed that from the date of the BCA to the earlier of the closing of the Merger and the termination of the BCA, neither Alpha Modus nor the SPAC will: (i) encourage, solicit, initiate, engage or participate in negotiations with any party concerning any alternative transaction, (ii) take any other action intended or designed to facilitate the efforts of any person relating to a possible alternative transaction or (iii) approve, recommend or enter into any alternative transaction or any contract or agreement related to any alternative transaction.

Conditions to Closing

General Conditions

The obligation of the parties to consummate the Proposed Transactions is conditioned on, among other things, the satisfaction or waiver (where permissible) by SPAC and Alpha Modus of the following conditions, (a) the stockholders of SPAC shall have approved the Merger and Proposed Transactions in accordance with the BCA; (b) the absence of an adverse Law or Order of a Governmental Authority; (c) the waiting period for the HSR Filing shall have expired or been terminated; (d) the Common Shares issuable in the Merger shall have been approved for listing on The NASDAQ Stock Market; and (e) the stockholders of Alpha Modus shall have approved the Merger and Proposed Transactions in accordance with the BCA.

SPAC and Merger Sub Conditions to Closing

The obligations of SPAC and Merger Sub to consummate the Proposed Transactions are subject to the satisfaction or waiver by SPAC (where permissible) of the following additional conditions:

●	Certain representations of Alpha Modus specified in the BCA (the “Alpha Modus Specified Representations”) are true and correct in all material respects at and as of the Closing Date as though such Alpha Modus Specified Representations were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which shall be so true and correct only as of such specified date) (the “Alpha Modus Representation Condition”).

●	Alpha Modus shall have performed or complied in all material respects with all agreements and covenants required by the BCA to be performed or complied with by it on or prior to the consummation of the Amalgamation (the “Alpha Modus Covenant Condition”).

●	There has been no event that is continuing that would, individually or in the aggregate, reasonably be expected to have an Alpha Modus Material Adverse Effect (the “Alpha Modus MAE Condition”).

●	Alpha Modus shall have delivered to SPAC a certificate, dated the Closing Date, signed by an executive officer of Alpha Modus, certifying as to the satisfaction of the Alpha Modus Representation Condition, the Alpha Modus Covenant Condition and the Alpha Modus MAE Condition.

●	Alpha Modus shall have delivered a certificate, signed by the secretary of Alpha Modus, certifying that true, complete and correct copies of the Organizational Documents of Alpha Modus, as in effect on the Closing Date, and the resolutions of Alpha Modus’s board of directors authorizing and approving the Proposed Transactions are attached to such certificate.

●	Not more than five percent (5%) of the issued and outstanding shares of Alpha Modus shall constitute Dissenting Shares (as defined in the BCA).

●	Alpha Modus shall have delivered the Audited Financial Statements and the Unaudited Interim Financial Statements (as defined in the BCA) within the dates required by the BCA.

●	Alpha Modus and certain stockholders of Alpha Modus, as applicable, shall have delivered executed counterparts of the Stockholder Support Agreements, the IAC Stockholder Support Agreement, the Company Lock-Up Agreement, the Sponsor Lock-Up Agreement, the Registration Rights Agreement, and the Employment Agreements, as applicable (each of those agreements as defined in the BCA and together the “Ancillary Agreements”).

Alpha Modus Conditions to Closing

The obligations of Alpha Modus to consummate the Proposed Transactions are subject to the satisfaction or waiver (where permissible) of the following additional conditions:

●	Certain representations of SPAC and Merger Sub specified in the BCA (the “SPAC Specified Representations”) are true and correct in all material respects at and as of the Closing Date as though such SPAC Specified Representations were made at and as of the Closing Date (other than in the case of any representation or warranty that by its terms addresses matters only as of another specified date, which shall be so true and correct only as of such specified date) (the “SPAC Representation Condition”).

●	Each of SPAC and Merger Sub, respectively, shall have performed or complied in all material respects with all agreements and covenants required by the BCA to be performed or complied with by it on or prior to the consummation of the SPAC Continuance (the “SPAC Covenant Condition”).

●	There has been no event that is continuing that would individually, or in the aggregate, reasonably be expected to have an SPAC Material Adverse Effect (the “SPAC MAE Condition”).

●	SPAC shall have delivered to Alpha Modus a certificate, dated the Closing Date, signed by an authorized officer of SPAC, certifying as to the satisfaction of the SPAC Representation Condition, the SPAC Covenant Condition and the SPAC MAE Condition.

●	The SPAC, the Sponsor and other stockholders of the SPAC, as applicable, shall have delivered executed counterparts of the applicable Ancillary Agreements.

●	Other than Jeffrey Gary and Michael Singer, who are continuing as directors of the SPAC following Closing, the other members of the SPAC’s board of directors and all of its officers shall have executed written resignations effective as of the effective time of the Merger (the “Effective Time”).

Termination

The BCA may be terminated at any time by Alpha Modus or SPAC, respectively, as follows:

(a)	By SPAC or Alpha Modus, if (i) SPAC and Alpha Modus provide mutual written consent; (ii) the Merger does not occur on or before June 7, 2024 (the “Outside Date”); (iii) if any adverse Law or Order of a Governmental Authority is in effect and has become final and nonappealable; or (iv) if SPAC shall have failed to obtain required stockholder approval of the Proposed Transactions at its stockholders’ meeting (subject to the right to adjourn that meeting to obtain additional approvals), except that SPAC shall only have the right to terminate for such failure to obtain stockholder approval provided SPAC or Merger Sub are not in breach of Section 7.01 or 7.02 of the BCA.

(b)	By SPAC if Alpha Modus shall have failed to (i) obtain required stockholder approval of the Proposed Transactions within five (5) business days after the Registration Statement (to be filed in connection with the Merger) becomes effective, or (ii) deliver the required Stockholder Support Agreement within 24 hours of the execution of the BCA.

(c)	By Alpha Modus upon written notice to SPAC, in the event of a breach of any representation, warranty, covenant or agreement on the part of the SPAC or the Merger Sub, such that the conditions specified in Sections 8.03(a) or 8.03(b) of the BCA would not be satisfied at the Closing, and which, (i) with respect to any such breach that is capable of being cured, is not cured by SPAC within 20 days after receipt of written notice thereof, or (ii) is incapable of being cured; provided, that Alpha Modus will not have the right to terminate if it is then in breach of any of its representations, warranties, covenants or agreements set forth in the BCA.

(d)	By SPAC upon written notice to Alpha Modus, in the event of a breach of any representation, warranty, covenant or agreement on the part of Alpha Modus, such that the conditions specified in Section 8.02(a) or 8.02(b) of the BCA would not be satisfied at the Closing, and which, (i) with respect to any such breach that is capable of being cured, is not cured by Alpha Modus within 20 days after receipt of written notice thereof, or (ii) is incapable of being cured; provided, that SPAC will not have the right to terminate the BCA if it is then in breach of any of its representations, warranties, covenants or agreements set forth in the BCA.

The foregoing description of the BCA is qualified in its entirety by reference to the full text of the BCA, a copy of which is included as Exhibit 2.1 to this Current Report on Form 8-K, and incorporated herein by reference. The BCA is included to provide investors and security holders with information regarding its terms. It is not intended to provide any other factual information about SPAC, Alpha Modus or the other parties thereto. In particular, the assertions embodied in representations and warranties by Alpha Modus, SPAC, and Merger Sub contained in the BCA are qualified by information in the disclosure schedules provided by the parties in connection with the signing of the BCA. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the BCA. Moreover, certain representations and warranties in the BCA were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, investors and security holders should not rely on the representations and warranties in the BCA as characterizations of the actual state of facts about Alpha Modus, SPAC and Merger Sub.

Certain Related Agreements

Sponsor Support Agreement

Contemporaneously with the execution of the BCA, the Sponsor entered into a Stockholder Support Agreement (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed (i) to vote their shares of the SPAC’s Class A Common Stock and Class B Common Stock (“SPAC Common Stock”) in favor of the BCA and the Proposed Transactions, and (ii) to waive any rights of appraisal, dissenter’s rights, and any similar rights under applicable law, and (iii) not to sell or otherwise transfer any of their shares of SPAC Common Stock unless the buyer, assignee, or transferee thereof executes a joinder agreement to Sponsor Support Agreement.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.1 to this Current Report on Form 8-K, and incorporated herein by reference.

Company Support Agreement

Contemporaneously with the execution of the BCA, The Alessi 2020 Irrevocable Trust entered into a Stockholder Support Agreement (the “Company Support Agreement”), pursuant to which it agreed (i) to vote its shares of Alpha Modus capital stock in favor of the BCA and the Proposed Transactions, (ii) to waive any rights of appraisal, dissenter’s rights, and any similar rights under applicable law, and (iii) not to sell or otherwise transfer any of their shares of Alpha Modus capital stock unless the buyer, assignee, or transferee thereof executes a joinder agreement to Company Support Agreement.

The foregoing description of the Company Support Agreement is qualified in its entirety by reference to the full text of the Company Support Agreement, a copy of which is included as Exhibit 10.2 to this Current Report on Form 8-K, and incorporated herein by reference.

Sponsor Lock-Up Agreement

Contemporaneously with the execution of the BCA, the Sponsor entered into a Lock-Up Agreement with the SPAC and Alpha Modus, pursuant to which it agreed not to transfer Common Shares during the period (the “Lock-Up Period”) from the Effective Time through the earlier of (i) the date that is 12 months after the Closing Date, or (ii) the date that the volume-weighted average price as reported by Bloomberg exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period, except for 15% of the Common Shares owned by the Sponsor as of the Effective Time, which may be sold by the Sponsor during the Lock-Up Period.

The foregoing description of the Lock-Up Agreement is qualified in its entirety by reference to the full text of the Lock-Up Agreement, a copy of which is included as Exhibit 10.3 to this Current Report on Form 8-K, and incorporated herein by reference.

Company Confidentiality and Lock-Up Agreement

Contemporaneously with the execution of the BCA, The Alessi 2020 Irrevocable Trust and The Alessi Revocable Trust (the “Alpha Modus Lock-Up Parties”) entered into a Confidentiality and Lock-Up Agreement with the SPAC and Alpha Modus, pursuant to which the Alpha Modus Lock-Up Parties agreed (i) to keep confidential certain information regarding the SPAC, Alpha Modus, and the combined company following Closing, and (ii) not to transfer Common Shares during the Lock-Up Period, except for an aggregate number of Common Shares equal to (X) 1,650,000 shares, plus (Y) the number of Common Shares issued to JanBella Group, LLC pursuant to the BCA, minus (Z) 557,692 shares, which may be sold by the Alpha Modus Lock-Up Parties during the Lock-Up Period.

The foregoing description of the Confidentiality and Lock-Up Agreement is qualified in its entirety by reference to the full text of the Confidentiality and Lock-Up Agreement, a copy of which is included as Exhibit 10.4 to this Current Report on Form 8-K, and incorporated herein by reference.

Amended and Restated Registration Rights Agreement

Contemporaneously with the execution of the BCA, certain holders of the SPAC common stock and certain holders of Alpha Modus common stock entered into the Amended and Restated Registration Rights Agreement, pursuant to such parties agreed to modify existing registration rights regarding SPAC securities beneficially owned by them.

The foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by reference to the full text of the Amended and Restated Registration Rights Agreement, a copy of which is included as Exhibit 10.5 to this Current Report on Form 8-K, and incorporated herein by reference.

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

Summary Risk Factors

●	We are a blank check company with no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek stockholder approval of our initial business combination, our initial stockholders, management team and the anchor investors have agreed to vote their founder shares in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The Nasdaq Stock Market may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	We may be liable for new U.S. federal 1% excise tax on certain repurchases of stock in connection with redemptions or a liquidation under the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law on August 16, 2022.

●	In connection with the Company’s assessment of going concern considerations, in accordance with the authoritative, management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which raises substantial doubt about the Company’s ability to continue as a going concern.

●

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least until June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	We are required to maintain effective internal controls are necessary to provide timely reliable financial reports and reduce the risk of fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented, or detected and corrected on a timely basis. We have identified material weaknesses in our internal control and we are taking measure to remediate such material weaknesses. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

●	Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting, auditing or tax systems and associated reporting could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations.

●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

●	We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders or warrant holders.

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

As of December 31, 2023, we had approximately $314,500 in our operating bank account, $10.7 million in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of approximately $3,571,000. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial Business Combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this quarterly report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

The requirement that we complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least until June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO, only $2,000,000 was available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation; and (iii) absent an initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our IPO in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with The Nasdaq Stock Market’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on The Nasdaq Stock Market. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

After the redemptions by our initial public offing stockholders, that occurred in March 2023 and September 2023, we only have approximately $10.7 million left in the Trust Account, before deduction of the $6,600,000 the Company owes in deferred commissions to its underwriters.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of our securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation, is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The Nasdaq Stock Market may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In order to continue listing our securities on The Nasdaq Stock Market prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with The Nasdaq Stock Market’s initial listing requirements, which are more rigorous than The Nasdaq Stock Market’s continued listing requirements, in order to continue to maintain the listing of our securities on The Nasdaq Stock Market. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If The Nasdaq Stock Market delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and warrants are listed on The Nasdaq Stock Market, our Class A common stock and units qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on The Nasdaq Stock Market, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on The Nasdaq Stock Market, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. Issuances of securities in connection with an initial Business Combination transaction (including any PIPE transaction at the time of an initial Business Combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Class A common stock and warrants are traded on The Nasdaq Stock Market under the symbols “INAQ” and “INAQW,” respectively.

Holders

As of May 1, 2024, there was one (1) holder of record of our Units, seven (7) holders of record of our Class A common stock, twenty-three (24) holders of record of our Class B common stock and one (1) holder of record of our redeemable warrants.

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

The March 6, 2023 Special Meeting, Charter Amendment, Redemptions and SPAC Term Extension

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

Pursuant to the Charter Amendment the board of directors of the Company approved the extension of the date by which the Company has to consummate a business combination to September 7, 2023 and authorized management to deposit $480,000 into the Trust Account for such extension. Management deposited $480,000 into the Trust Account and the date by which the Company had to consummate a business combination has been extended to September 7, 2023.

Conversion of Class B shares of common stock to Class A shares of common stock.

As of December 31, 2022, the Company had 6,000,000 shares of Class B common stock issued and outstanding. On March 22, 2023, holders of 5,100,000 shares of Class B common stock, converted such shares to Class A common stock. Accordingly, following such conversion the Company has 7,948,607 shares of Class A common stock issued and outstanding and 900,000 shares of Class B common stock issued and outstanding.

September 6, 2023 Annual Meeting of Stockholders

The Company held an annual meeting of stockholders on September 6, 2023 (the “Annual Meeting”). At the Annual Meeting the Company’s stockholders approved the filing of a Second Amendment (the “Second Charter Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State to modify the terms and extend time by which the Company has to consummate an initial business combination (the “Business Combination”) from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Annual Meeting and the filing of the Second Charter Amendment, 1,847,662 shares of the Company’s Class A Common Stock, $0.0001 par value per share, were tendered for redemption in exchange for a total redemption payment of $19,208,848 from the Trust Account. The results of the Annual Meeting were previously disclosed in the Company’s Current Report on Form 8-K, which was filed on September 8, 2023, and is incorporated herein by reference. A copy of the Second Charter Amendment is attached hereto as Exhibit 3.3, and is incorporated herein by reference.

Pursuant to the Second Charter Amendment the board of directors of the Company approved the extension of the date by which the Company has to consummate a business combination to June 7, 2024 and authorized management to deposit $180,000 into the Trust Account for such extension. Management deposited $180,000 into the Trust Account and the date by which the Company had to consummate a business combination was been extended to June 7, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Insight Acquisition Corp.,” “Insight,” “our,” “us” or “we” refer to Insight Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On December 28, 2023, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 (the “Registration Statement”) in connection with the proposed business combination with Alpha Modus, Corp. based in Metro-Charlotte, NC (the “Business Combination”).

Liquidity and Going Concern

As of December 31, 2023, we had $0 in our operating bank account for operating expenses and working capital deficit of $3,571,406.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and effect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these consolidated financial statements.

Results of Operations

Our entire activity since inception up to December 31, 2023 was in preparation for our formation, the IPO and search for a business combination target. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2023, we had net loss of approximately $651,000, which consisted of approximately $538,000 of loss on change in the fair value of derivative liabilities, approximately $2.4 million in general and administrative costs, approximately $300,000 in general and administrative costs – related party, approximately $143,000 franchise tax expenses, approximately $112,000 interest expense – debt discount and approximately $615,000 income tax expense, partially offset by approximately $3.1 million of gain on investments held in Trust Account, approximately $273,000 gain on forgiveness of deferred underwriting fee payable, and approximately $86,000 of gain on change in the fair value of the forward purchase agreement liability.

For the year ended December 31, 2022, we had net income of approximately $11.9 million, which consisted of $10.7 million change in the fair value of derivative warrant liabilities and approximately $3.3 million of net gain on investments held in Trust Account partially offset by approximately $1.3 million in general and administrative costs, income tax expense of approximately $625,000 and approximately $206,000 franchise tax expenses.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of December 31, 2023 and 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the year ended December 31, 2023 and 2022, we incurred approximately $120,000 under the services agreement in the statements of operations. As of December 31, 2023 and 2022, $160,000 and $40,000, respectively, was included in accrued expenses—related party on the consolidated balance sheets.

The Board has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the year ended December 31, 2023 and 2022, we incurred approximately $180,000 under the services agreement in the statements of operations. As of December 31, 2023 and 2022, $225,000 and $45,000, respectively, was included in due to related party on the consolidated balance sheets.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Subsequent Events

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Board learned that between March 2, 2023 and December 5, 2023, the Company withdrew an aggregate amount of $2,497,248.57 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. Jeff Gary, consistent with his position as the Company’s Chief Financial Officer, signed and delivered each of the seven separate written withdrawal requests to Continental. Between March 10, 2023 and December 11, 2023 the Company paid an aggregate amount of $1,447,889.17 of which $1,130,000, in four payments, was paid for estimated income tax payments for 2022 and 2023 and $317,889.17, in three payments, was paid for Delaware franchise taxes. Mr. Gary, acting in his capacity as CFO, made each of the seven payments for estimated taxes and Delaware franchise taxes. The Board learned further that between March 2, 2023 and December 31, 2023, Mr. Gary used the remaining $1,049,359.40, that was withdrawn from the Trust Account for tax purposes to pay other business expenses of the Company. Each of the transactions described above was recorded on the books of the Company and no money was used for anything other than tax payments or appropriate Company business related expenses. The $1,049,359.40 that was withdrawn from the Trust Account for tax purposes to pay business expenses of the Company was fully paid back to the Trust Account by the Sponsor on March 15, 2024 and on March 26, 2024, and the Sponsor wired an additional $36,285.07 in to the Trust Account to reimburse the Trust Account for interest that would have accrued on the funds that were erroneously withdrawn from the Trust Account. As a result, there has been no financial loss to shareholders or the Trust Account. The Sponsor’s reimbursement of the Trust Account in the amount of $1,085,644.32 is memorialized in a Capital Contribution Agreement, dated May 9, 2024 between Insight Acquisition Corp. and Insight Acquisition Sponsor, LLC, which is attached hereto as Exhibit 10.20.

On July 20, 2023 Mr. Gary effected the transfer of $480,000 from the Company’s operating account to the Sponsor and on August 7, 2023, Mr. Gary effected the transfer of an additional $411,000 from the Company’s operating account to the Sponsor. The Board learned on or about November 14, 2023, that Mr. Gary had transferred funds from the Company’s operating account to the Sponsor. Mr. Gary informed the Board that the money was being used by the Sponsor to pay Company expenses. The Board directed Mr. Gary to have the Sponsor return all such funds to the Company. The Sponsor transferred $891,000 to the Company between October 10, 2023 and November 2, 2023.

As a result of the above conduct by Mr. Gary, the Board adopted resolutions taking the following actions:

1. On April 21, 2024, Mr. Gary was removed as the Company’s Chief Executive Officer and Chief Financial Officer of the Company.

2. On April 21, 2024, Mr. Gary was appointed as an Assistant Finance Manager of the Company and shall report to the new Chief Financial Officer of the Company.

3. On April 21, 2024, Michael Singer, the Executive Chairman of the Company, was appointed to the position of Chief Executive Officer of the Company.

4. On April 21, 2024, Mr. Gary resigned as a director of the Company and the Board has accepted Mr. Gary’s resignation.

5. Mr. Gary shall be removed from all Company bank accounts, including the Trust Account and Mr. Gary’s authority to withdraw funds from the Company bank accounts, including the Trust Account has been terminated.

6. On April 21, 2024, the Board engaged Glenn Worman as the Company’s Chief Financial Officer, and that Mr. Worman will approve and sign the Company’s 2023 Annual Report on Form 10-K .

Mr. Worman’s background is as follows:

Glenn Worman, 65 years old, has been a Partner in the New York office of SeatonHill Partners, LP since November 2022. Mr. Worman is an accomplished and diverse financial services executive with a history of providing strong, effective leadership and developing and executing strategy across a spectrum of businesses. With nearly four decades of experience, he is adept at organizational analysis and implementing change, ensuring proper controls and sources of liquidity are in place, and advising executive management on business direction. Mr. Worman’s prior experience in senior finance and chief operating officer positions in corporate finance, fixed income and equity capital markets, wealth management, investment management, strategic analysis, interdealer brokerage, and compliance underscore his ability to handle industry segment and public company chief financial officer requirements. Between 2015 and 2022, Mr. Worman served as the CFO and President of National Holdings Corporation. From 2011 to 2015, he served as the Chief Financial Officer for the Americas for ICAP, plc. Prior to ICAP, plc Mr. Worman held senior positions at, among other companies, Duetsche Bank, Morgan Stanley, and Merrill Lynch. Mr. Worman earned a BS degree from Ramapo College of New Jersey and an MBA from Fairleigh Dickinson University.

7. Mr. Gary agreed to reimburse the Company for all fees and expenses incurred by the Company in connection with the Company’s engagement of Mr. Worman as the new Chief Financial Officer of the Company.

8. Going forward all withdrawals from the Trust Account, payments of taxes and all fund transfers between the Company and the Sponsor will require the approval of both the Chief Executive Officer and Chief Financial Officer.

9. All deferred compensation owed to Mr. Gary by the Company to date, in the aggregate amount of $132,500 shall be forfeited by Mr. Gary, and that henceforth Mr. Gary shall cease to accrue $7,500 per month in service fees.

10. Mr. Gary shall not be the Company’s designee to be a member of the board of directors of the post-transaction company in the Company’s planned business combination with Alpha Modus Corp.

The removal of Mr. Gary as Chief Executive Officer and Chief Financial Officer, the appointment of Mr. Gary as an Assistant Finance Manager of the Company, Mr. Gary’s resignation as a director of the Company, the appointment of Michael Singer as the Chief Executive Officer of the Company and the appointment of Glenn Worman as the Chief Financial Officer of the Company was previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on April 24, 2024.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2023 due to the Company’s inability to timely file the Annual Report on Form 10-K for the years ended December 31, 2022 and 2023, and the subsequent March 31, 2023 and June 30, 2023 Form 10-Qs, as well as the over withdrawal of the trust funds, incorrect transfer of funds to the Sponsor account, as noted below, and restatement of prior periods, which resulted in material weaknesses.

Between March 2, 2023 and December 5, 2023, the Company withdrew an aggregate amount of $2,497,248.57 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. While the Company paid an aggregate amount of $1,447,889.17 for tax payments, the remaining amount of $1,049,359.40, that was withdrawn from the Trust Account for tax purposes, was used to pay other business expenses of the Company. On March 15, 2024, the Sponsor deposited $1,049,359.40 into the Trust Account, and on March 26, 2024, the Sponsor deposited an additional amount $36,285.07 in to the Trust Account to reimburse the Trust Account for interest that would have earned on the $1,049,359.40 that was erroneously withdrawn from the Trust Account. This resulted in a material weakness. Subsequent to the period ended, the funds were returned by the Sponsor to the Company’s Trust Account.

Additionally, during the year ended December 31, 2023, funds were transferred from the Trust account to the Company’s operating bank account and then to the Sponsor, which is not in accordance with the trust agreement. During the year ended December 31, 2023 we did not have controls in place to prevent or detect such transfer of funds. This resulted in a material weakness. Subsequent to the period ended, the funds were returned by the Sponsor to the Company’s operating bank account.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2023 due to the deficiencies noted above.

Management has implemented remediation steps to improve our internal control over financial reporting and controls in place for the Trust Account activity. Specifically, we expanded and improved our review process for complex securities and related accounting standards as well as approvals and controls over the Trust Account activity. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to remediate the identified material weaknesses by implementing a more timely reporting schedule, incorporating additional reviews of the consolidated financial statement support for future quarters and a thorough review process of material agreements to ensure adherence to agreement stipulations.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

David Brosgol, one of our directors since September 2021, is Counsel to Voyager Digital, a crypto-asset trading platform for retail and institutional investors. Prior to joining Voyager Digital in February 2021, Mr. Brosgol worked with Anchorage, a crypto-native custodian and digital asset platform as a Manager and Advisor, from December 2019 to November 2020. From October 2017 to April 2019, he was a Founder, General Counsel and Chief Compliance Officer at DACC. Prior to its acquisition by Bakkt, DACC was a pioneer in the digital asset space providing institutional custody of digital assets. From June 2016 to October 2017, Mr. Brosgol was General Counsel and Managing Director at Maverick Capital, a multi-billion-dollar hedge fund manager. Mr. Brosgol earned a B.A. in Economics from Trinity College in 1990, an M.A. in Philosophy from the University of Essex in 1992 and a J.D. from the University of Virginia in 1995. We believe Mr. Brosgol’s substantial experience in securities, digital assets and blockchain technology, investment management, finance and corporate governance make him well qualified to serve on our board of directors.

Victor Pascucci, III, one of our directors since September 2021, has served as Managing Partner at Energy Capital Ventures, an early-stage venture capital fund focused on the energy sector, and an Advisor at IA Capital, an early-stage venture capital fund focused on the insurance and fintech sector, each since January 2020. He currently serves on the Board of Directors of: Cemvita, Actual, Highwood Emissions, Osmoses, Sapphire Technologies, Furno Materials, Vertus Energy and Gold Hydrogen. From January 2017 to January 2020, Mr. Pascucci was Managing Partner at Lightbank, an early-stage venture capital firm where he led investments in Clearcover, Extend and Billtrim. From August 2016 to January 2017, he was Venture Partner and Investment Director at Munich Re | HSB Ventures, a Global 100 diversified insurance company where he led investments in insurtech. From September 2015 to August 2016, he was a Consultant and Advisor at Attraction Ventures LLC, a consulting practice to corporate venture capital programs and venture capital firms. From 2011 to September 2015, Mr. Pascucci was Head of Corporate Development of USAA, an integrated financial services company with a $330M fintech and insurtech fund. Investments while at USAA included Coinbase, MX, ID.me, Prosper Marketplace, Cartera Commerce and TRUECar. Also at USAA, Mr. Pascucci held leadership positions in the General Counsel division and Enterprise Strategy & Transformation. Prior to USAA, Mr. Pascucci held multiple positions as a lawyer and General Counsel. Mr. Pascucci earned a B.A. in Communications from Bowling Green State University in 1992 and a J.D. from the University of Toledo College of Law. We believe Mr. Pascucci’s substantial experience in venture capital, energy, Fintech, insurtech, leading and structuring venture capital, joint venture and transactions, corporate leadership, strategy and board advisory make him well qualified to serve on our board of directors.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with The Nasdaq Stock Market corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on The Nasdaq Stock Market. The term of office of the first class of directors, consisting of Mr. Brosgol, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Pascucci and Ullman, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Singer and Gary, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The rules of The Nasdaq Stock Market require that a majority of our board of directors be independent within one year of our IPO. Our board of directors has determined that each of David Brosgol, Victor Pascucci, III and William Ullman are “independent directors” as defined in The Nasdaq Stock Market rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on The Nasdaq Stock Market through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team. We also set aside up to $15,000 per month for services rendered to us by members of our management team, subject to approval by our board of directors, commencing on the date that our securities were first listed on The Nasdaq Stock Market through the earlier of consummation of our initial business combination and our liquidation. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules, the rules of The Nasdaq Stock Market and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of The Nasdaq Stock Market require that each of the compensation committee and nominating and corporate governance committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are David Brosgol, Victor Pascucci and William Ullman. Mr. Pascucci serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by The Nasdaq Stock Market and the SEC.

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

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of the Code of Business Conduct and Ethics and the charters of the committees will be provided without charge upon request from us and are also available on our website: www.insightacqcorp.com. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or The Nasdaq Stock Market rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual		Entity		Entity’s Business		Affiliation

Michael Singer	●	Alternative Insight, LLC	●	Investment Management	●	Managing Partner

	●	Insight Wellness Fund	●	Investment Management	●	Managing Partner

	●	Insight Dharma, LLC	●	Investment Management	●	Managing Partner

Jeffrey Gary	●	Arca US Treasury Mutual Fund	●	Asset Management	●	Director

	●	MoneyLion Inc.	●	Fintech	●	Director

David Brosgol	●	Voyager Digital Ltd	●	Crypto-asset Trading Platform	●	Counsel

Victor Pascucci, III	●	Energy Capital Ventures	●	Venture Capital	●	Managing Partner

	●	IA Capital	●	Venture Capital	●	Advisor

	●	ID.me Inc	●	Identity Credential Manager	●	Board Member

	●	Cemvita	●	Synthetic biology	●	Board Member

	●	Actual	●	Software	●	Board Member

	●	Highwood Emissions	●	Software	●	Board Member

	●	Osmoses	●	Separation Membranes	●	Board Member

	●	Sapphire Technologies	●	Turbo expander manufacture	●	Board Member

	●	Furno Materials	●	Cement production	●	Board member

	●	Vertus Energy	●	Renewable natural gas	●	Board member

	●	Gold Hydrogen	●	Hydrogen production	●	Board member

William Ullman	●	Water Street Advisors	●	Investor Advisor	●	Chief Executive Officer

	●	The Daily FinQ	●	Mobile Finance Application	●	Founder and Chief Executive Officer

	●	Van Eck Associates Corp.	●	Investment Management	●	Board Member

	●	FinTech Collective	●	Venture Capital	●	Special Advisor

	●	Capital Returns Fund	●	Investment Fund	●	Board Member

Individual		Entity		Entity’s Business		Affiliation

	●	Berkshire Global	●	Financial Services	●	Senior Advisor

	●	Jewel LLC	●	Digital Assets Banking	●	Advisory Board Member

	●	Total Network Services	●	Fintech	●	Advisor

	●	DealBox	●	Fintech	●	Advisor

	●	Tokenplace	●	Fintech	●	Advisor

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders purchased founder shares prior to the date of our IPO and purchased private placement warrants in a transaction that closed simultaneously with the closing of our IPO. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated certificate of incorporation. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on The Nasdaq Stock Market, we also pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team.

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

Executive Officers and Director Compensation

No compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers or directors or any affiliate of our sponsor, executive officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We also set aside up to $15,000 per month for services rendered to us by members of our management team, subject to approval by our board of directors, commencing on the date that our securities were first listed on The Nasdaq Stock Market through the earlier of consummation of our initial business combination and our liquidation. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing such payments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

As of the May 3, 2024, we had 6,100,945 shares of Class A common stock and 900,000 shares of Class B common stock, issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock			Class B Common Stock
	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Common Stock	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class B Common Stock
Name and Address of Beneficial Owner(1)
Insight Acquisition Sponsor LLC(2)	4,875,000	(2)	79.9%	449,997	49.9%
Michael Singer(2)	4,875,000	(2)	79.9%	449,997	49.9%
Jeffrey Gary(2)	4,875,000	(2)	79.9%	449,997	49.9%
David Brosgol(3)	—		—%	—	—%
Victor Pascucci, III(3)	—		—%	—	—%
William Ullman(3)	—		—%	—	—%
All directors and officers as a group (5 individuals)	4,875,000	(2)	79.9%	449,997	49.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 333 East 91st Street, New York, New York 10128.

(2)	Insight Acquisition Sponsor LLC is the record holder of the shares reported herein. Each of our officers and directors are among the members of Insight Acquisition Sponsor LLC. Michael Singer and Jeffrey Gary are the managing members of Insight Acquisition Sponsor LLC. Each of Mr. Singer and Mr. Gary has voting and investment discretion with respect to the common stock held of record by Insight Acquisition Sponsor LLC. Each of our officers and directors other than Mr. Singer and Mr. Gary disclaims any beneficial ownership of any shares held by Insight Acquisition Sponsor LLC.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 2.

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

Director Independence

The rules of The Nasdaq Stock Market require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in The Nasdaq Stock Market rules and applicable SEC rules. Our board of directors has determined that each of David Brosgol, Victor Pascucci, III and William Ullman are “independent directors” as defined in The Nasdaq Stock Market rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements, reviews of our quarterly consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and 2022, and of services rendered in connection with our quarterly review and audit of the Company’s consolidated financial statements totaled $154,360 and $146,165, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2023 and 2022, respectively.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid WithumSmith+Brown, PC $9,180 and $4,680 tax fees and for the years ended December 31, 2023 and 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Consolidated Financial Statement Schedules.

(a) The following documents are filed as part of this Form 10-K:

(1) Consolidated Financial Statements:

(2) Consolidated Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 1, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021).

1.2	Amendment to Underwriting Agreement, dated March 28, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (incorporated by reference to Exhibit 1.2 of the Company’s Annual Report on Form 10-K filed on April 19, 2023).

2.1	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

2.2

Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 17, 2023)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated March 6, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on March 8, 2023)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated September 6, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on SEptember 8, 2023)

3.3	Bylaws (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

4.4	Warrant Agreement, dated September 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

4.5	Description of the Company’s securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed on March 31, 2022)

Exhibit Number	Description
10.1	Letter Agreement, dated September 1, 2021, by and among the Company, its executive officers, its directors and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.2	Investment Management Trust Agreement, dated September 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.3	Registration Rights Agreement, dated September 1, 2021, by and among the Company, Insight Acquisition Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated September 1, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.5	Private Placement Warrants Purchase Agreement, dated September 1, 2021, by and among the Company, Cantor Fitzgerald & Co. and Odeon Capital Group, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.6	Administrative Services Agreement, dated September 1, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 7, 2021)

10.7	Securities Subscription Agreement, dated April 30, 2021, by and between the Company and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

10.9	Promissory Note, dated April 30, 2021, issued to Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No. 333-258727) initially filed on August 11, 2021)

10.10	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

10.11	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

10.12	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

10.13	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 4, 2023)

10.14	Subscription Agreement, dated August 30, 2023, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on October 25, 2023).

10.15	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 17, 2023)

10.16	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 17, 2023)

10.17	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 17, 2023)

10.18	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 17, 2023)

Exhibit Number	Description
10.19	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 17, 2023)

10.20*	Capital Contribution Agreement, dated May 9, 2024 between Insight Acquisition Corp. and Insight Acquisition Sponsor, LLC

24*	Power of Attorney (included on signature page of this annual report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Insight Acquisition Corp. Clawback Policy

(101.INS)	Inline XBRL Instance Document

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 14th day of May, 2024.

INSIGHT ACQUISITION CORP.

By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Executive Chairman and Chief Executive Officer

By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Michael Singer and Glenn Worman, each acting alone, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K (including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Singer Michael Singer	Executive Chairman and Chief Executive Officer (Principal executive officer)	May 14, 2024
/s/ Glenn Worman Glenn Worman	Chief Financial Officer (Principal financial and accounting officer)	May 14, 2024
/s/ David Brosgol David Brosgol	Director	May 14, 2024
/s/ Victor Pascucci, III Victor Pascucci, III	Director	May 14, 2024
/s/ William Ullman William Ullman	Director	May 14, 2024

INSIGHT ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Insight Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Insight Acquisition Corp. and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter - Franchise and Income Tax Withdrawals from Trust Account

As discussed in Note 12 to the financial statements, the Company withdrew $2,703,102 from the Trust Account to pay liabilities related to the federal income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $1,653,743 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $1,049,359. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the Trust Agreement. The disclosure of this was omitted from the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. The amounts deemed to have been used for operating expenses were $4,448 as of June 30, 2023 and $1,411,063 as of September 30, 2023.

Emphasis of the Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the unaudited interim financial statements as of and for the three and nine months ended September 30, 2023 have been restated to correct certain misstatements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 7, 2024 (as approved by the Annual Meeting described in Note 1), then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

May 14, 2024

PCAOB ID Number 100

INSIGHT ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets:
Current assets:
Cash	$—	$171,583
Restricted cash	314,482	—
Prepaid expenses	105,568	367,219
Due from Sponsor	1,074,015	—
Due from related party	195,000	—
Total current assets	1,689,065	538,802
Investments held in the Trust Account	10,664,690	244,314,622
Total Assets	$12,353,755	$244,853,424
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$89,311	$128,835
Accrued expenses	968,309	68,216
Due to related party	805,000	85,000
Due to investor, net of debt discount	320,755	—
Due to Shareholders	628,758	—
Income tax payable	100,036	467,991
Excise tax payable	2,348,302	—
Franchise tax payable	—	149,041
Total current liabilities	5,260,471	899,083
Deferred tax liability	9,935	156,593
Deferred underwriting commissions in connection with the Initial Public Offering	6,600,000	12,000,000
Derivative liabilities	623,090	84,890
Total Liabilities	12,493,496	13,140,566
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 1,000,945 and 24,000,000 redeemable shares at approximately $10.84 and $10.15 per share redemption value at December 31, 2023 and 2022, respectively	10,847,403	243,597,590
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,100,000 and 0 non-redeemable shares issued and outstanding at December 31, 2023 and 2022 (excluding 1,000,945 and 24,000,000 shares subject to possible redemption), respectively	510	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 900,000 and 6,000,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	90	600
Additional paid-in capital	509,211	—
Accumulated deficit	(11,496,955)	(11,885,332)
Total stockholders’ deficit	(10,987,144)	(11,884,732)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$12,353,755	$244,853,424

The accompanying notes are an integral part of the consolidated financial statements.

INSIGHT ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

General and administrative expenses	$2,419,328	$1,305,836
General and administrative expenses - related party	300,000	—
Franchise tax expenses	143,200	205,992
Loss from operations	(2,862,528)	(1,511,828)

Other income (expense):
Change in fair value of derivative liabilities	(538,200)	10,711,300
Change in initial value of Forward Purchase Agreement Liability	86,369	—
Interest expense – debt discount	(112,054)	—
Gain on investments held in Trust Account	3,117,552	3,332,546
Gain on forgiveness of deferred underwriting fee payable	273,110	—
Total other income, net	2,826,777	14,043,846

(Loss) Income before income tax expense	(35,751)	12,532,018
Income tax expense	(615,387)	(624,584)
Net (loss) income	$(651,138)	$11,907,434

Weighted average shares outstanding of Class A Redeemable common stock, basic and diluted	5,965,080	24,000,000
Basic and diluted net (loss) income per common share, Class A Redeemable common stock	$(0.05)	$0.40

Weighted average shares outstanding of Class A Non-Redeemable common stock, basic and diluted	3,982,192	—
Basic and diluted net (loss) income per common share, Class A Non-Redeemable common stock	$(0.05)	$—

Weighted average shares outstanding of Class B common stock, basic and diluted	2,017,808	6,000,000
Basic and diluted net (loss) income per common share, Class B common stock	$(0.05)	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

INSIGHT ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	6,000,000	$600	$—	$(21,395,176)	$(21,394,576)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	(2,397,590)	(2,397,590)
Net income	—	—	—	—	—	11,907,434	11,907,434
Balance – December 31, 2022	—	—	6,000,000	600	—	(11,885,332)	(11,884,732)
Accretion of Class A common stock subject to redemption value	—	—	—	—	(969,734)	3,387,817	2,418,083
Contributions from Sponsor	—	—	—	—	100,000	—	100,000
Initial Value of Forward Purchase Agreement	—	—	—	—	(86,369)	—	(86,369)
Class B common stock converted to Class A common stock on a one for one basis	5,100,000	510	(5,100,000)	(510)	—	—	—
Fair value of Subscription Shares in connection with Subscription Agreement	—	—	—	—	391,299	—	391,299
Contribution receivable from the Sponsor					1,074,015		1,074,015
Excise tax	—	—	—	—	—	(2,348,302)	(2,348,302)
Net loss	—	—	—	—	—	(651,138)	(651,138)
Balance – December 31, 2023	5,100,000	$510	900,000	$90	$509,211	$(11,496,955)	$(10,987,144)

The accompanying notes are an integral part of the consolidated financial statement.

INSIGHT ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(651,138)	$11,907,434

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in initial value of derivative liabilities	538,200	(10,711,300)
Interest expense - debt discount	112,054	—
Gain on investments held in Trust Account	(3,117,552)	(3,332,546)
Gain on forgiveness of deferred underwriting fee payable	(273,110)	—
Change in fair value of forward purchase agreement	(86,369)	—
Deferred tax (benefit) expense	(146,658)	156,593

Changes in operating assets and liabilities:
Prepaid expenses	261,651	509,098
Accounts payable	(39,524)	94,503
Accrued expenses	900,093	—
Accrued expenses – related party	—	72,253
Due to related party	300,000	—
Income tax payable	(367,955)	467,991
Franchise tax payable	(149,041)	8,767
Due from related party	(195,000)	—
Net cash used in operating activities	(2,914,349)	(827,207)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	2,497,248	205,853
Cash withdrawn from Trust Account in connection with redemption	234,830,236	—
Cash deposited in Trust Account	(560,000)	—
Net cash provided by investing activities	236,767,484	205,853

Cash Flows from Financing Activities:
Contributions from Sponsor	100,000	—
Due to related party	420,000	—
Due to investors	600,000	—
Offering costs paid	—	(85,000)
Redemption of Class A common stock	(234,830,236)	—
Net cash used in financing activities	(233,710,236)	(85,000)

Net change in cash and restricted cash	142,899	(706,354)
Cash and restricted cash – beginning of the year	171,583	877,937
Cash and restricted cash – end of the year	$314,482	$171,583
Cash	$—	$171,583
Restricted Cash	$314,482	$—

Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable	$5,126,890	$—
Value of excise tax liability	$2,348,302	$—
Capital contribution from Sponsor	$1,074,015	—

The accompanying notes are an integral part of the consolidated financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company has one subsidiary, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”), a direct wholly owned subsidiary of the Company incorporated in on October 10, 2023. As of December 31, 2023 the subsidiary had no activity.

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete a Business Combination by June 7, 2024, which may be extended only by the vote of our stockholders to approve an amendment to our amended and restated certificate of incorporation (the “Combination Period”) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On April 27, 2023, the Company issued a press release reporting that the Company will transfer the listing of its securities to The Nasdaq Stock Market (“Nasdaq”). In the press release, the Company stated that its securities will commence trading on Nasdaq upon the market open on Tuesday, May 2, 2023. The Company’s Class A common stock will continue trading under the ticker symbol “INAQ” on the Nasdaq Global Market and the Company’s units and warrants will continue trading under the ticker symbols “INAQU” and “INAQW,” respectively, on the Nasdaq Capital Market.

On May 24, 2023, the Company received a notification from the Nasdaq that it was not in compliance with Nasdaq Listing Rule 5250I(1) as it had failed to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the “Form 10-Q”). Under the Nasdaq Listing Rules, the Company now has 60 calendar days to submit a plan to regain compliance and if the plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the Form 10-Q’s due date, or until November 20, 2023, to regain compliance. The Company subsequently filed the Form 10-Q for the quarter ended March 31, 2023 on June 2, 2023, regaining compliance.

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

On September 7, 2023, October 7, 2023, November 7, 2023, December 15, 2023, January 5, 2024, February 2, 2024, February 7, 2024, March 20, 2024 and May 6, 2024 the Company deposited $20,000 into the Trust Account on each date, to extend the Business Combination Period from September 7, 2023 to June 7, 2024.

Effective as of October 13, 2023, the Company, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”) and Alpha Modus, Corp., a Florida corporation (“Alpha Modus”), entered into a business combination agreement and plan of merger (the “AM BCA”) pursuant to which Merger Sub will merge with and into Alpha Modus with Alpha Modus as the surviving corporation and becoming a wholly owned subsidiary of the Company. The Board of Directors of the Company (the “Board”) has unanimously approved and declared advisable the AM BCA, the Merger and the other transactions contemplated thereby (the “Proposed Transactions”). A copy of the AM BCA is filed as Exhibit 2.1 in the Current Report on Form 8-K, dated October 17, 2023. In connection with entering into the AM BCA, in October 2023, the Company formed IAC Merger Sub Inc., a Florida corporation.

On December 28, 2023, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 (the “Registration Statement”) in connection with the proposed business combination with Alpha Modus, Corp. based in Metro-Charlotte, NC (the “Business Combination”).

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

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

The Company held its annual meeting on September 6, 2023 where the stockholders voted to approve a proposal to amend the Company’s amended and restated certificate of incorporation to extend the Combination Period, from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Annual Meeting, 1,847,662 shares were tendered for redemption in exchange for a total redemption payment of $19,208,848.

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

In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and effect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Going Concern

As of December 31, 2023, the Company had approximately $0 in its operating bank account available to pay operating expenses and working capital deficit of approximately $3,571,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2023 and 2022, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 7, 2024 (extended monthly through extension payments), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on June 7, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2024.

Note 2 – Restatement to Prior Period Financial Statements

During the course of preparing the annual report on Form 10-K for the year ended December 31, 2023, the Company identified an amount due to shareholders which was identified during the year ended December 31, 2023 and not accounted for during the September 30, 2023 Form 10-Q review and filing. Since the completion of its IPO on September 7, 2021, and through December 31, 2023, the Company withdrew $2,703,102 from the Trust Account to pay liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $1,653,743 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $1,049,359. Additionally, the Withdrawn Trust Funds were held in the Company’s operating account that also holds funds deposited by the Sponsor to be used for general operating expenses. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the Trust Agreement. See Note 12 for further details.

During the period in which the over withdrawals occurred, the Company held its annual meeting on September 6, 2023 where the stockholders voted to approve a proposal to amend the Company’s amended and restated certificate of incorporation to extend the Combination Period, from September 7, 2023 to June 7, 2024 (as noted in Note 1). In connection with the stockholder’s vote at the annual meeting, there was a share redemption in exchange for a redemption payment paid to the redeeming shareholders. Upon calculation of the over withdrawals, the Company determined that $628,758 of the over withdrawn amount is due to those redeemed shareholders and has accounted for this on the balance sheet as due to shareholders as of December 31, 2023, however, this amount should have been recorded as of September 30, 2023. Additionally, of the $1,049,359 over withdrawal amount noted above, $994,950 was over withdrawn as of September 30, 2023 and should be accounted of as due from Sponsor. The Company determined these errors were material to the Form 10-Q for the three and nine months ended September 30, 2023. The below table represent the impact and adjustments to the financial statements:

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Balance sheet as of September 30, 2023
Due from Sponsor	$—	$994,950	$994,950
Due to Shareholders	$—	$628,758	$628,758
Total Current Liabilities	$4,626,318	$628,758	$5,255,076
Total Liabilities	$11,900,123	$628,758	$12,528,881
Class A common stock subject to possible redemption	$11,221,524	$(628,758)	$10,592,766
Additional paid-in capital	$—	$293,484	$293,484
Accumulated deficit	$(11,262,854)	$701,466	$(10,561,388)
Total stockholders’ deficit	$(11,262,254)	$994,950	$(10,267,304)
Total Liabilities, Class A Common Stock subject to possible redemption	$11,859,393	$994,950	$12,854,343

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Restricted Cash

The Company has $314,482 of restricted cash to be used to pay for taxes as of December 31, 2023. There was no restricted cash balance as of December 31, 2022.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the consolidated balance sheets, except for the derivative liabilities (see Note 11).

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

Capital Call Loan

The Company analyzed the Subscription Agreement under ASC 470 “Debt”, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”, and concluded that, (i) the Subscription Shares (as defined in Note 5) issuable under the Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10 and (iii) under ASC 470-20-25-2 the Subscription Shares are deemed to be representative of a freestanding financial instrument issued in a bundled transaction with the Capital Call Loan. The Subscription Shares to be issued as part of the bundled transaction are classified and accounted for as equity. As a result, proceeds from the sale of a debt instrument with stock purchase Subscription Shares shall be allocated to the two elements based on the relative fair values of the debt instrument without the Subscription Shares and of the Subscription Shares themselves at time of issuance. The portion of the proceeds so allocated to the Subscription Shares shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. This results in a debt discount, which shall be accounted for as interest and amortized as interest expense over the life of the loan. As of December 31, 2023, the Company received $600,000 under the Subscription Agreement and recorded the amounts as a due to investors, net of debt discount of $279,245, on the accompanying condensed consolidated balance sheets. As of December 31, 2022 there is no amount outstanding under the Capital Call Loan.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with issuance of the Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of December 31, 2023 and 2022. Deferred tax liabilities were $9,935 and $156,593 as of December 31, 2023 and 2022, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,000,945 and 24,000,000 shares of Class A common stock subject to possible redemption as of December 31, 2023 and 2022, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the years ended December 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Year Ended December 31,
	2023			2022
	Class A redeemable	Class A non- redeemable	Class B	Class A redeemable	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(324,619)	$(216,710)	$(109,809)	$9,525,947	$2,383,487
Denominator:
Basic and diluted weighted average common shares outstanding	5,965,080	3,982,192	2,017,808	24,000,000	6,000,000

Basic and diluted net (loss) income per common share	$(0.05)	$(0.05)	$(0.05)	$0.40	$0.40

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 4 - Initial Public Offering

On September 7, 2021, the Company consummated its Initial Public Offering of 24,000,000 Units, generating gross proceeds of $240.0 million, and incurring offering costs of approximately $17.5 million, of which approximately $12.0 million and approximately $668,000 were for deferred underwriting commissions and offering costs allocated to derivative warrant liabilities, respectively. Each Unit consists of one share of Class A common stock, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Services Agreement

On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the years ended December 31, 2023 and 2022, the Company incurred approximately $120,000, under the services agreement in the consolidated statements of operations. As of December 31, 2023 and 2022, $160,000 and $40,000 were included in due to related party on the consolidated balance sheets, respectively.

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the years ended December 31, 2023 and 2022, the Company incurred approximately $180,000 under the services agreement. As of December 31, 2023 and 2022, $225,000 and $45,000 were included in due to related party on the consolidated balance sheets, respectively.

Promissory Note – Related Party

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. As of December 31, 2023 there was no amounts drawn from the promissory note and on November 6, 2023 the Company and the Sponsor entered into a written agreement to rescind and nullify the promissory note.

Due to related party

As of December 31, 2023, the Sponsor advanced a total of $420,000 to the Company of which $400,000 was deposited to the Trust to extend the Business Combination Period from April 7, 2023 to September 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on March 6, 2023 allowing the Company to consummate an initial business combination from March 7, 2023 to September 7, 2023, provided that the Company deposits the lesser of $80,000 and $0.04 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension and $20,000 was deposited to the Trust to extend the Business Combination period from September 7, 2023 to October 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on September 6, 2023 allowing the Company to consummate an initial business combination from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. As of December 31, 2023 and 2022, $420,000 and $0 were included in due to related party on the consolidated balance sheets, respectively.

Due from related party

On July 20, 2023 and August 7, 2023, a total of $891,000 was transferred to the Sponsor from the operating bank account, of which a total of $616,000 was paid back on October 10, 2023, October 11, 2023 and December 13, 2023. Additionally, during the year ended December 31, 2023 the Sponsor paid operating expenses on behalf of the Company with a total value of $80,000 which has been netted against the amount owed.

As of December 31, 2023 and 2022, there were $195,000 and $0 amounts outstanding from the Sponsor, respectively.

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

On March 28, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, the Company recognized $273,110 of gain on forgiveness of underwriting fee payable and $5,126,890 toward Class A redeemable shares in relation to the forgiveness of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of December 31, 2023 and 2022, $6,600,000 and $12,000,000 were outstanding under deferred underwriting fee payable, respectively.

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

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to the Company $300,000 in partial reimbursement of expenses incurred by the Company in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024. Management does not believe that Avila has the funds to pay the reimbursement of expenses in connection with the Avila BCA and believes it to be uncollectible. The Company has fully valued the receivable from Avila for the reimbursement of expenses in connection with the Avila BCA as of December 31, 2023.

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

Subscription Agreement

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $325,000 from Polar. All subsequent Capital Calls are subject to the mutual consent of the Company, Sponsor and Polar. All Capital Calls funded by Polar shall not accrue interest and are repayable by the Sponsor at the closing of the Company’s initial business combination. At the option of Polar, all Capital Calls funded by Polar may be repaid by the Company through the issuance of 1 share of Class A Common Stock for each $10 of the outstanding Capital Calls funded by Polar. Sponsor is also responsible to reimburse Polar for its reasonable attorney’s fees incurred in connection with the Subscription Agreement up to $5,000. In the event, a business combination does not occur and the Company’s liquidates, then all Capital Calls funded by Polar out of cash held in the Sponsor’s bank accounts and/or the Company’s bank accounts, excluding the Company’s Trust Account. The Sponsor Loans shall not accrue interest and shall be repaid by the Company at the closing of the business combination.

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

Note 7 - Class A Shares of Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. In connection with the Extensions on March 6, 2023 and September 6, 2023, the holders of 21,151,393 and 1,847,662 Class A common shares, representing approximately 88.1% and 65%, respectively, of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $10,426,000 will remain in the trust account and 1,000,945 shares of Class A Common Stock subject to possible redemption will remain issued and outstanding. As of December 31, 2023 and 2022, there were 1,000,945 and 24,000,000 shares of Class A common stock subject to possible redemption outstanding at $10.84 and $10.15 redemption value, respectively, all of which were subject to possible redemption.

The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$240,000,000
Less:
Fair value of Public Warrants at issuance	(7,582,627)
Offering costs allocated to Class A common stock subject to possible redemption	(20,050,096)
Plus:
Accretion on Class A common stock subject to possible redemption amount	31,230,313

Class A common stock subject to possible redemption at December 31, 2022	243,597,590
Less:
Redemptions	(234,830,236)
Due to shareholder	(628,758)
Accretion of carrying value to redemption value	(2,418,083)
Plus:
Waiver of underwriting fee allocated to Class A Common Stock	5,126,890
Class A common stock subject to possible redemption at December 31, 2023	$10,847,403

Note 8 - Stockholders’ Deficit

Preferred Stock -The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 6,100,945 and 24,000,000 shares of Class A common stock, respectively, issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 7). On March 22, 2023, 5,100,000 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Such shares are not entitled to redemption rights.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 900,000 and 6,000,000 shares of Class B common stock issued and outstanding (see Note 7).

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

Note 9 - Warrants

As of December 31, 2023 and 2022, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the closing price of Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Note 10 - Income taxes

The income tax provision consists of the following for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Current
Federal	$762,045	$467,991
State	—	—
Deferred
Federal	(673,365)	(85,640)
State	—	—
Change in valuation allowance	526,707	242,233
Income tax provision	$615,387	$624,584

The Company’s net deferred tax assets (liability) is as follows as of December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$896,030	$369,323
Startup Costs	—	—
Total deferred tax assets	896,030	369,323
Valuation allowance	(896,030)	(369,323)
Deferred tax assets, net of allowance	—	—
Deferred tax liabilities	9,935	156,593
Unrealized interest on U.S. Treasuries	$(9,935)	$(156,593)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2023 and 2022, the valuation allowance was $896,030 and $369,323, respectively. For the years ended December 31, 2023 and 2022, the change in valuation allowance was $526,707 and $242,233, respectively. As of December 31, 2023, the Company had no U.S. federal net operating loss carryovers and no state net operating loss carryovers available to offset future taxable income. As of December 31, 2022, the Company had no U.S. federal net operating loss carryovers and no state net operating loss carryovers available to offset future taxable income.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.0%	0.0%
Change in fair value of warrants	(316.1)%	(17.9)%
Change in fair value of Forward Purchase Agreement	(50.7)%	0.0%
Penalties & interest	(3.6)%	0.0%
True up – Start-up/Organization Costs	(7.1)%	0.0%
Change in valuation allowance	(1,466.2)%	1.9%
Income tax provision	1,721.3%	5.0%

There were no unrecognized tax benefits as of December 31, 2023 and 2022. No amounts were accrued for the payment of interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 11 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$10,664,690	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$361,200	$—
Derivative liabilities-private warrants	$—	$261,890	$—

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$244,314,622	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$49,200	$—
Derivative liabilities-private warrants	$—	$35,690	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through December 31, 2023. The Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2023.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.

The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model at each measurement date until September 30, 2022 when the public market quoted price was used. For the years ended December 31, 2023 and 2022, the Company recognized a loss and gain to the statements of operations resulting from an increase and decrease in the fair value of liabilities of approximately $0.54 million and $10.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: June 30, 2022 and March 31, 2022:

	June 30, 2022	March 31, 2022
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.80
Volatility	2.0%	5.0%
Risk-free rate	3.02%	2.42%
Dividend yield	0.0%	0.0%

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

Valuation Date	Common Stock Price	Probability of completing BC	Maximum Term yrs	Risk Free Rate	Implied Volatility
3/29/2023	$10.35	14.00%	3.74	3.74%	2.90%
3/31/2023	$10.22	14.00%	3.73	3.68%	3.50%
6/30/2023	$10.43	14.00%	3.48	3.74%	2.30%

Description	Carrying Value at March 29, 2023	Change in Fair value	Carrying Value at December 31, 2023
Liabilities:
Forward Purchase Agreement	$86,369	$(86,369)	$—

The Forward Share Purchase Agreement was terminated as a result of the termination of the Avila BCA on August 10, 2023. As of December 31, 2023 the liability related to the Forward Purchase Agreement was completely derecognized.

Note 12 – Franchise and Income Tax Withdrawal

Since the completion of its IPO on September 7, 2021, and through December 31, 2023, the Company withdrew $2,703,102 from the Trust Account to pay liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $1,653,743 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $1,049,359. Additionally, the Withdrawn Trust Funds were held in the Company’s operating account that also holds funds deposited by the Sponsor to be used for general operating expenses. As a result, the Company mistakenly used $1,415,512 of the Withdrawn Trust Funds for payment of general operating expenses as of December 31, 2023. The disclosure of this inadvertent mistake was omitted from the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. The amounts deemed to have been used for operating expenses were $4,448 as of June 30, 2023, and $1,411,063 as of September 30, 2023. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the Trust Agreement. On March 21, 2024, the Sponsor deposited, and the Company paid to the Trust Account a total of $1,049,359, which made the Withdrawn Trust Funds whole. The transfer from the Sponsor replenished the Company’s operating account for the Withdrawn Trust Funds inadvertently used for operating expenses.

On July 20, 2023, the Company effected the transfer of $480,000 from its operating account to the Sponsor and on August 7, 2023, the Company effected the transfer of an additional $411,000 from the its operating account to the Sponsor. The Board learned on or about November 14, 2023, that the Company had transferred funds from its operating account to the Sponsor. The Board was informed that the money was being used by the Sponsor to pay Company expenses. The Board directed the Company to have the Sponsor return all such funds to the Company. The Sponsor transferred $891,000 to the Company between October 10, 2023 and November 2, 2023.

During the period in which the over withdrawals occurred, the Company held its annual meeting on September 6, 2023 where the stockholders voted to approve a proposal to amend the Company’s amended and restated certificate of incorporation to extend the Combination Period, from September 7, 2023 to June 7, 2024 (as noted in note 1). In connection with the stockholder’s vote at the annual meeting, there was a share redemption in exchange for a redemption payment paid to the redeeming shareholders. Upon calculation of the over withdrawals, the Company determined that $628,758 of the over withdrawn amount is due to those redeemed shareholders and has accounted for this on the balance sheet as due to shareholders. Additionally, of the total $1,049,359 repaid above for the over withdrawal amount, $994,950 should have been recorded as of September 30, 2023, at the time of the annual meeting. See Note 2 for details of the three and nine month period ended September 30, 2023 restatement.

Note 13 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, other as described below, the Company, did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 5, 2024, February 2, 2024, February 7, 2024, March 20, 2024 and May 6, 2024 the Company deposited $20,000, on each date, into the Trust Account to extend the Business Combination Period from January 7, 2024 to June 7, 2024.

For the period between March 2, 2023 and December 5, 2023, the Company withdrew an approximate amount of $2,497,250 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. Jeff Gary, consistent with his position as the Company’s Chief Financial Officer, signed and delivered each of the seven separate written withdrawal requests to Continental. Between March 10, 2023 and December 13, 2023 the Company paid an amount of $1,447,900 of which $1,130,000, in four payments, was paid for estimated income tax payments for 2022 and 2023 and $317,900, in three payments, was paid for Delaware franchise taxes. The CFO, made each of the seven payments for estimated taxes and Delaware franchise taxes. The Board learned further that between March 2, 2023 and December 31, 2023, Mr. Gary used the remaining approximate $3,049,360 that was withdrawn from the Trust Account for tax purposes, to pay other business expenses of the Company. Each of the transactions described above was recorded on the books of the Company and no money was used for anything other than tax payments or appropriate Company business related expenses. The $1,049,360 that was withdrawn from the Trust Account for tax purposes to pay business expenses of the Company was fully paid back to the Trust Account by the Sponsor on March 15, 2024 and on March 26, 2024, and the Sponsor wired an additional $36,285.07 in to the Trust Account to reimburse the Trust Account for interest that would have accrued on the funds that were erroneously withdrawn from the Trust Account. As a result, there has been no financial loss to shareholders or the Trust Account.

As a result of the above conduct by Mr. Gary, the Board adopted resolutions taking the following actions:

1. On April 21, 2024, Mr. Gary was removed as the Company’s Chief Executive Officer and Chief Financial Officer of the Company.

2. On April 21, 2024, Mr. Gary was appointed as an Assistant Finance Manager of the Company and shall report to the new Chief Financial Officer of the Company.

3. On April 21, 2024, Michael Singer, the Executive Chairman of the Company, was appointed to the position of Chief Executive Officer of the Company.

4. On April 21, 2024, Mr. Gary resigned as a director of the Board and the Board has accepted Mr. Gary’s resignation on April 21, 2024.

5. Mr. Gary shall be removed from all Company bank accounts, including the Trust Account and Mr. Gary’s authority to withdraw funds from the Company bank accounts, including the Trust Account has been terminated.

6. On April 21, 2024, the Board engaged Glenn Worman as the Company’s Chief Financial Officer, and that Mr. Worman will approve and sign the Company’s 2023 Annual Report on Form 10-K.

7. Mr. Gary agreed to reimburse the Company for all fees and expenses incurred by the Company in connection with the Company’s engagement of Mr. Worman as the new Chief Financial Officer of the Company.

8. Going forward all withdrawals from the Trust Account, payments of taxes and all fund transfers between the Company and the Sponsor will require the approval of both the Chief Executive Officer and Chief Financial Officer.

9. All deferred compensation owed to Mr. Gary by the Company to date, in the aggregate amount of $132,500, shall be forfeited by Mr. Gary, and that henceforth Mr. Gary shall cease to accrue $7,500 per month in service fees currently recorded in due to related party on the balance sheet.

10. Mr. Gary shall not be the Company’s designee to be a member of the board of directors of the post-transaction company in the Company’s planned business combination with Alpha Modus Corp.

In May 2024, the Company and the Sponsor entered into a capital contribution agreement effective as of May 9, 2023, in which the funds deposited by the Sponsor were to be considered a capital contribution to the Company.