Form 10-Q
period 2024-03-31
Insight Acquisition Corp. /DE
filed 2024-06-06
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(609) 751-3193

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

As of June 4, 2024, 6,100,945 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

INSIGHT ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$53,377	$—
Restricted cash	—	314,482
Prepaid expenses	57,601	105,568
Due from Sponsor	184,015	1,074,015
Due from related party	195,000	195,000
Investments held in the Trust Account - current	$650,402	$—
Total current assets	1,140,395	1,689,065
Investments held in the Trust Account	11,331,054	10,664,690
Total Assets	$12,471,449	$12,353,755
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$335,552	$89,311
Accrued expenses	791,221	968,309
Due to related party	910,000	805,000
Due to investor, net of debt discount	570,166	320,755
Due to Shareholders	650,402	628,758
Loan payable	30,000	—
Income tax payable	120,976	100,036
Excise tax payable	2,348,302	2,348,302
Franchise tax payable	39,400	—
Total current liabilities	5,796,019	5,260,471
Deferred tax liability	10,357	9,935
Deferred underwriting commissions in connection with the Initial Public Offering	6,600,000	6,600,000
Derivative liabilities	683,100	623,090
Total Liabilities	13,089,476	12,493,496
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 1,000,945 redeemable shares at approximately $10.98 and $10.84 per share redemption value at March 31, 2024 and December 31, 2023	10,994,111	10,847,403
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,100,000 and 5,100,000 non-redeemable shares issued and outstanding at March 31, 2024 and December 31, 2023 (excluding 1,000,945 shares subject to possible redemption)	510	510
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 900,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	90	90
Additional paid-in capital	518,063	509,211
Accumulated deficit	(12,130,801)	(11,496,955)
Total stockholders’ deficit	(11,612,138)	(10,987,144)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$12,471,449	$12,353,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

General and administrative expenses	$352,581	$506,326
General and administrative expenses - related party	75,000	75,000
Franchise tax expenses	39,400	50,000
Loss from operations	(466,981)	(631,326)

Other (expense) income:
Change in fair value of derivative liabilities	(60,010)	(175,950)
Change in initial value of Forward Purchase Agreement Liability	—	(39,104)
Interest expense – debt discount	(226,615)	—
Gain on investments held in Trust Account	141,122	1,884,991
Gain on forgiveness of deferred underwriting fee payable	—	273,110
Total other (expense) income	(145,503)	1,943,047

(Loss) income before income tax expense	(612,484)	1,311,721
Income tax expense	(21,362)	(416,252)
Net (loss) income	$(633,846)	$895,469

Weighted average shares outstanding of Class A Redeemable common stock, basic and diluted	1,000,945	18,456,264
Basic and diluted net (loss) income per common share, Class A Redeemable common stock	$(0.09)	$0.04

Weighted average shares outstanding of Class A Non-Redeemable common stock, basic and diluted	5,100,000	1,473,333
Basic and diluted net (loss) income per common share, Class A Non-Redeemable common stock	$(0.09)	$0.04

Weighted average shares outstanding of Class B common stock, basic and diluted	900,000	5,484,270
Basic and diluted net (loss) income per common share, Class B common stock	$(0.09)	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	5,100,000	$510	900,000	$90	$509,211	$(11,496,955)	$(10,987,144)
Accretion of Class A common stock subject to redemption value	—	—	—	—	(168,352)	—	(168,352)
Fair value of Subscription Shares in connection with Subscription Agreement	—	—	—	—	177,204	—	177,204
Net loss	—	—	—	—	—	(633,846)	(633,846)
Balance – March 31, 2024 (unaudited)	5,100,000	$510	900,000	$90	$518,063	$(12,130,801)	$(11,612,138)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,000,000	$600	$—	$(11,885,332)	$(11,884,732)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	3,628,151	3,628,151
Contributions from Sponsor	—	—	—	—	100,000	—	100,000
Initial Value of Forward Purchase Agreement	—	—	—	—	(86,369)	—	(86,369)
Class B common stock converted to Class A common stock on a one for one basis	5,100,000	510	(5,100,000)	(510)	—	—	—
Net income	—	—	—	—	—	895,469	895,469
Balance – March 31, 2023 (unaudited)	5,100,000	$510	900,000	$90	$13,631	$(7,361,712)	$(7,347,481)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(633,846)	$895,469

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in initial value of derivative liabilities	60,010	175,950
Interest expense - debt discount	226,615	—
Gain on investments held in Trust Account	(141,122)	(1,884,991)
Gain on forgiveness of deferred underwriting fee payable	—	(273,110)
Change in fair value of forward purchase agreement	—	39,104
Deferred tax expense (benefit)	422	(156,593)

Changes in operating assets and liabilities:
Prepaid expenses	47,967	154,719
Accounts payable	246,241	22,178
Accrued expenses	(177,088)	188,777
Due to related party	75,000	75,000
Income tax payable	20,940	572,845
Franchise tax payable	39,400	(99,041)
Net cash used in operating activities	(235,461)	(289,693)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	—	1,446,649
Cash withdrawn from Trust Account in connection with redemption	—	215,621,388
Cash deposited in Trust Account	(1,175,644)	(80,000)
Net cash (used in) provided by investing activities	(1,175,644)	216,988,037

Cash Flows from Financing Activities:
Contributions from Sponsor	—	100,000
Proceeds from related party	30,000	—
Proceeds pursuant to subscription agreement	200,000	—
Capital contribution from Sponsor	890,000	—
Proceeds from loan payable	30,000	—
Redemption of Class A common stock	—	(215,621,388)
Net cash provided by (used in) financing activities	1,150,000	(215,521,388)

Net change in cash and restricted cash	(261,105)	1,176,956
Cash and restricted cash – beginning of the year	314,482	171,583
Cash and restricted cash – end of the year	$53,377	$1,348,539
Cash	$53,377	$50,931
Restricted Cash	$—	$1,297,608

Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable	$—	$5,126,890
Class B common converted to Class A common on a one for one basis	$—	$510
Initial value of the Forward Purchase Agreement liability	$—	$83,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has one subsidiary, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”), a direct wholly owned subsidiary of the Company incorporated on October 10, 2023. As of March 31, 2024 the subsidiary had no activity.

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On April 18, 2022, the Company received a notification from the New York Stock Exchange (“NYSE”) that it was in violation of NYSE requirements as it had failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) and that if the Form 10-K is not filed with the SEC by 2:30 p.m. Eastern Time on April 21, 2023, the NYSE would post the Company to the NYSE’s late filers list on the Profile, Data and News pages with respect to each of the Company’s securities (the “LF Designation”). Effective April 19, 2022, the Company filed the Form 10-K and that same day the Company received additional correspondence from the NYSE acknowledging that the filing had been made and cancelling its prior correspondence and stating that the LF Designation would not be posted on the Profile, Data and News pages with respect to each of the Company’s securities.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and effect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Liquidity and Going Concern

As of March 31, 2024, the Company had $53,377 in its operating bank account available to pay operating expenses and working capital deficit of $4,655,624.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the three months ended March 31, 2024, Polar funded Sponsor additional $200,000 under the Subscription Agreement and the Sponsor loaned the Company $200,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. As of March 31, 2024 and December 31, 2023 there were $800,000 and $600,000 outstanding due to Polar, respectively.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form10-K filed by the Company with the SEC on May 14, 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Restricted Cash

The Company has $0 and $314,482 of restricted cash to be used to pay for taxes as of March 31, 2024 and December 31, 2023, respectively.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, except for the derivative liabilities (see Note 9).

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Capital Call Loan

The Company analyzed the Subscription Agreement under ASC 470 “Debt”, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”, and concluded that, (i) the Subscription Shares (as defined in Note 5) issuable under the Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10 and (iii) under ASC 470-20-25-2 the Subscription Shares are deemed to be representative of a freestanding financial instrument issued in a bundled transaction with the Capital Call Loan. The Subscription Shares to be issued as part of the bundled transaction are classified and accounted for as equity. As a result, proceeds from the sale of a debt instrument with stock purchase Subscription Shares shall be allocated to the two elements based on the relative fair values of the debt instrument without the Subscription Shares and of the Subscription Shares themselves at time of issuance. The portion of the proceeds so allocated to the Subscription Shares shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. This results in a debt discount, which shall be accounted for as interest and amortized as interest expense over the life of the loan. As of March 31, 2024, the Company received $800,000 under the Subscription Agreement and recorded the amounts as a due to investors, net of debt discount of $229,834, on the accompanying condensed consolidated balance sheets. As of December 31, 2023, the Company received $600,000 under the Subscription Agreement and recorded the amounts as a due to investors, net of debt discount of $279,245, on the accompanying condensed consolidated balance sheets.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of March 31, 2024 and December 31, 2023. Deferred tax liabilities were $10,357 and $9,935 as of March 31, 2024 and December 31, 2023, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense of approximately $21,000 and $416,000 was recognized for the three months ended March 31, 2024 and 2023, respectively. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 1,000,945 shares of Class A common stock subject to possible redemption as of March 31, 2024 and December 31, 2023, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2024 and 2023. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended March 31,
	2024			2023
	Class A redeemable	Class A non- redeemable	Class B	Class A redeemable	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(90,623)	$(461,740)	$(81,483)	$690,336	$205,133
Denominator:
Basic and diluted weighted average common shares outstanding	1,000,945	5,100,000	900,000	18,456,264	5,484,270

Basic and diluted net (loss) income per common share	$(0.09)	$(0.09)	$(0.09)	$0.04	$0.04

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Contributed Capital

As of March 31, 2023, the Sponsor contributed $100,000 to the Company for no consideration.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 7,500,000 and 1,200,000 Private Placement Warrants to the Sponsor and Cantor and Odeon, respectively, for an aggregate of 8,700,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating proceeds of $8.7 million.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Services Agreement

On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the period ended March 31, 2024 and 2023, the Company incurred approximately $30,000 and $30,000, respectively, under the services agreement in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, $190,000 and $160,000 were included in due to related party on the unaudited condensed consolidated balance sheets, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three months ended March 31, 2024 and 2023, the Company incurred approximately $45,000 and $45,000, respectively, under the services agreement. As of March 31, 2024 and December 31, 2023, $270,000 and $225,000 were included in due to related party on the unaudited condensed consolidated balance sheets, respectively.

Promissory Note – Related Party

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. As of March 31, 2024 there was no amounts drawn from the promissory note and on November 6, 2023 the Company and the Sponsor entered into a written agreement to rescind and nullify the promissory note.

Due to Related Party

As of March 31, 2024, the Sponsor advanced a total of $470,000 to the Company of which $450,000 was deposited to the Trust to extend the Business Combination Period from April 7, 2023 to September 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on March 6, 2023 allowing the Company to consummate an initial business combination from March 7, 2023 to September 7, 2023, provided that the Company deposits the lesser of $80,000 and $0.04 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension and $20,000 was deposited to the Trust to extend the Business Combination period from September 7, 2023 to October 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on September 6, 2023 allowing the Company to consummate an initial business combination from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. As of March 31, 2024 and December 31, 2023, $450,000 and $420,000 were included in due to related party on the unaudited condensed consolidated balance sheets, respectively.

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

As of March 31, 2024 and December 31, 2023, there were $195,000 amounts outstanding from the Sponsor.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On March 28, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, the Company recognized $273,110 of gain on forgiveness of underwriting fee payable and $5,126,890 toward Class A redeemable shares in relation to the forgiveness of the deferred underwriter fee allocated to the underwriter in the accompanying unaudited condensed consolidated financial statements. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of March 31, 2024 and December 31, 2023, $6,600,000 and $6,600,000 were outstanding under deferred underwriting fee payable, respectively.

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

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to the Company $300,000 in partial reimbursement of expenses incurred by the Company in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024. Management does not believe that Avila has the funds to pay the reimbursement of expenses in connection with the Avila BCA and believes it to be uncollectible. The Company has fully valued the receivable from Avila for the reimbursement of expenses in connection with the Avila BCA as of March 31, 2024.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Subscription Agreement

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the three months ended March 31, 2024, Polar funded Sponsor additional $200,000 under the Subscription Agreement and the Sponsor loaned the Company $200,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $325,000 from Polar. All subsequent Capital Calls are subject to the mutual consent of the Company, Sponsor and Polar. All Capital Calls funded by Polar shall not accrue interest and are repayable by the Sponsor at the closing of the Company’s initial business combination. At the option of Polar, all Capital Calls funded by Polar may be repaid by the Company through the issuance of one share of Class A Common Stock for each $10 of the outstanding Capital Calls funded by Polar. Sponsor is also responsible to reimburse Polar for its reasonable attorney’s fees incurred in connection with the Subscription Agreement up to $5,000. In the event, a business combination does not occur and the Company liquidates, then all Capital Calls funded by Polar out of cash held in the Sponsor’s bank accounts and/or the Company’s bank accounts, excluding the Company’s Trust Account. The Sponsor Loans shall not accrue interest and shall be repaid by the Company at the closing of the business combination.

In consideration of the funds received, the Company will issue, at the closing of its business combination, to Polar one (1) shares of the company’s Class A Common Stock for each dollar Polar funds through the Capital Calls (“Subscription Shares”). The Subscription Shares shall not be subject to any transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connection with the Business Combination Closing or (ii) if no such registration statement is filed in connection with the Business Combination Closing, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the Business Combination Closing, which shall be filed no later than 30 days after the Business Combination Closing and declared effective no later than 90 days after the Business Combination Closing. The Sponsor shall not sell, transfer, or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective.

In the event the Sponsor of the Company defaults in its obligations under the Subscription Agreement (a “Default”), then the Sponsor shall be required to transfer to Polar 0.1 share of Class A Common Stock or Class B Common Stock for each $1 that Polar has funded under the Capital Calls as of the date of such Default and shall be required repeat such issuance for each month the such Default continues.

Note 6 - Class A Shares of Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. In connection with the Extensions on March 6, 2023 and September 6, 2023, the holders of 21,151,393 and 1,847,662 Class A common shares, representing approximately 88.1% and 65%, respectively, of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $10,426,000 will remain in the trust account and 1,000,945 shares of Class A Common Stock subject to possible redemption will remain issued and outstanding. As of March 31, 2024 and December 31, 2023, there were 1,000,945 shares of Class A common stock subject to possible redemption outstanding at $10.98 and $10.84 redemption value, respectively, all of which were subject to possible redemption.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Class A common stock subject to possible redemption at December 31, 2022	$243,597,590
Less:
Redemptions	(234,830,236)
Due to shareholder	(628,758)
Accretion of carrying value to redemption value	(2,418,083)
Plus:
Waiver of underwriting fee allocated to Class A Common Stock	5,126,890
Class A common stock subject to possible redemption at December 31, 2023	$10,847,403
Plus:
Accretion of Class A common stock subject to possible redemption amount	146,708
Class A common stock subject to possible redemption at March 31, 2024	$10,994,111

Note 7 - Stockholders’ Deficit

Preferred Stock -The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 6,100,945 shares of Class A common stock issued and outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6). On March 22, 2023, 5,100,000 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Such shares are not entitled to redemption rights.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 900,000 shares of Class B common stock issued and outstanding.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 8 - Warrants

As of March 31, 2024 and December 31, 2023, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$11,981,456	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$396,000	$—
Derivative liabilities-private warrants	$—	$287,100	$—

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$10,664,690	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$361,200	$—
Derivative liabilities-private warrants	$—	$261,890	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through December 31, 2023. The Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no transfers to/from Levels 1, 2, and 3 during the period ended March 31, 2024.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company, other than as described below, did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 6, 2024 the Company deposited $20,000, into the Trust Account to extend the Business Combination Period to June 7, 2024.

During the preparation of an Annual Report on Form 10-K for the year ended December 31, 2023 for Insight Acquisition Corp. (the “Company”), the board of directors of the Company (the “Board”) learned that for the period between March 2, 2023 and December 5, 2023, the Company withdrew an approximate amount of $2,497,250 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. Jeff Gary, consistent with his position as the Company’s Chief Financial Officer, signed and delivered each of the seven separate written withdrawal requests to Continental. Between March 10, 2023 and December 13, 2023 the Company paid an amount of $1,447,900 of which $1,130,000, in four payments, was paid for estimated income tax payments for 2022 and 2023 and $317,900, in three payments, was paid for Delaware franchise taxes. The CFO, made each of the seven payments for estimated taxes and Delaware franchise taxes. The Board learned further that between March 2, 2023 and December 31, 2023, Mr. Gary used the remaining approximate $3,049,360 that was withdrawn from the Trust Account for tax purposes, to pay other business expenses of the Company. Each of the transactions described above was recorded on the books of the Company and no money was used for anything other than tax payments or appropriate Company business related expenses. The $1,049,360 that was withdrawn from the Trust Account for tax purposes to pay business expenses of the Company was fully paid back to the Trust Account by the Sponsor on March 15, 2024 and on March 26, 2024, and the Sponsor wired an additional $36,285.07 in to the Trust Account to reimburse the Trust Account for interest that would have accrued on the funds that were erroneously withdrawn from the Trust Account. As a result, there has been no financial loss to shareholders or the Trust Account.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 and in the event the Company consummates the business combination with Alpha Modus Corp., then the Company will not be obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination. However, if the Company consummates a business combination with an entity other than Alpha Modus, Corp., then the Company is obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination with an entity other than Alpha Modus, Corp. (the “Subscription Shares”). The Subscription Shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connection with the closing of the business combination or (ii) if no such registration statement is filed in connection with the closing of the business combination, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the closing of the business combination, which shall be filed no later than 30 days after the closing of the business combination and declared effective no later than 90 days after the closing of the business combination. Sponsor shall not sell, transfer or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective.

On June 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting the Company’s stockholders approved the filing of a Third Amendment (the “Third Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State to modify the terms and extend time by which the Company has to consummate an initial business combination (the “Business Combination”) from June 7, 2024 to December 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Special Meeting and the planned filing of the Third Amendment, 481,865 shares of the Company’s Class A Common Stock, $0.0001 par value per share, were tendered for redemption.

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

Liquidity and Going Concern

As of March 31, 2024, we had $53,377 in our operating bank account for operating expenses and working capital deficit of $4,655,624.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the three months ended March 31, 2024, Polar funded Sponsor additional $200,000 under the Subscription Agreement and the Sponsor loaned the Company $200,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. . As of March 31, 2024 and December 31, 2023 there were $800,000 and $600,000 outstanding due to Polar, respectively.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

In October 2023, the Israel-Hamas war commenced. As a result of the war, instability in the Middle East and various other regions of the world may occur and effect the world economy. Various nations, including the United States, as a reaction to the Israel-Hamas war have begun taking actions that may further affect the world economy. Such effects on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2024 was in preparation for our formation, the IPO and search for a business combination target. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2024, we had net loss of approximately $634,000, which consisted of approximately $60,000 of loss on change in the fair value of derivative liabilities, approximately $353,000 in general and administrative costs, approximately $75,000 in general and administrative costs – related party, approximately $39,000 franchise tax expenses, approximately $227,000 interest expense – debt discount and approximately $21,000 income tax expense, partially offset by approximately $141,000 of gain on investments held in Trust Account.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of March 31, 2024 and December 31, 2023, $6,600,000 and $6,600,000 were outstanding under deferred underwriting fee payable, respectively.

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three months ended March 31, 2024 and 2023, we incurred approximately $30,000 and $30,000, respectively, under the services agreement in the statements of operations. As of March 31, 2024 and December 31, 2023, $190,000 and $160,000, respectively, was included in accrued expenses—related party on the unaudited condensed consolidated balance sheets.

The Board has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. For the three months ended March 31, 2024 and 2023, we incurred approximately $45,000 and $45,000, respectively, under the services agreement in the statements of operations. As of March 31, 2024 and December 31, 2023, $270,000 and $225,000, respectively, was included in due to related party on the unaudited condensed consolidated balance sheets.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

The removal of Mr. Gary as Chief Executive Officer and Chief Financial Officer, the appointment of Mr. Gary as an Assistant Finance Manager of the Company, Mr. Gary’s resignation as a director of the Company, the appointment of Michael Singer as the Chief Executive Officer of the Company and the appointment of Glenn Worman as the Chief Financial Officer of the Company was previously disclosed by the Company in a Current Report on Form 8-K filed with the SEC on April 24, 2024 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

On May 9, 2024, the Company and the Sponsor entered into a capital contribution agreement, which memorialized that the $1,085,644.32 deposited by the Sponsor in the Company’s trust account in March 2024, were to be considered a capital contribution to the Company. A copy of the Capital Contribution Agreement, effective as of May 9, 2024, between the Company and the Sponsor is attached hereto as Exhibit 10.14.

On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 and in the event the Company consummates the business combination with Alpha Modus Corp., then the Company will not be obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination. However, if the Company consummates a business combination with an entity other than Alpha Modus, Corp., then the Company is obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination with an entity other than Alpha Modus, Corp. (the “Subscription Shares”). The Subscription Shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connection with the closing of the business combination or (ii) if no such registration statement is filed in connection with the closing of the business combination, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the closing of the business combination, which shall be filed no later than 30 days after the closing of the business combination and declared effective no later than 90 days after the closing of the business combination. Sponsor shall not sell, transfer or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual Amendment, a copy of which is attached hereto as Exhibit 10.15.

On June 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting the Company’s stockholders approved the filing of a Third Amendment (the “Third Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State to modify the terms and extend time by which the Company has to consummate an initial business combination (the “Business Combination”) from June 7, 2024 to December 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Special Meeting and the planned filing of the Third Amendment, 481,865 shares of the Company’s Class A Common Stock, $0.0001 par value per share, were tendered for redemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2024 due to the Company’s inability to timely file the Annual Report on Form 10-K for the years ended December 31, 2022 and 2023, and the subsequent March 31, 2023 and June 30, 2023 Form 10-Qs, as well as the over withdrawal of the trust funds, incorrect transfer of funds to the Sponsor account, as noted below, and restatement of prior periods, which resulted in material weaknesses.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our unaudited condensed consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our unaudited condensed consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of March 31, 2024 due to the deficiencies noted above.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on May 14, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on May 14, 2024, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 9, 2024, the Company and the Sponsor entered into a capital contribution agreement, which memorialized that the $1,085,644.32 deposited by the Sponsor in the Company’s trust account in March 2024, were to be considered a capital contribution to the Company. A copy of the Capital Contribution Agreement, effective as of May 9, 2024, between the Company and the Sponsor is attached hereto as Exhibit 10.14.

On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 and in the event the Company consummates the business combination with Alpha Modus Corp., then the Company will not be obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination. However, if the Company consummates a business combination with an entity other than Alpha Modus, Corp., then the Company is obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination with an entity other than Alpha Modus, Corp. (the “Subscription Shares”). The Subscription Shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connection with the closing of the business combination or (ii) if no such registration statement is filed in connection with the closing of the business combination, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the closing of the business combination, which shall be filed no later than 30 days after the closing of the business combination and declared effective no later than 90 days after the closing of the business combination. Sponsor shall not sell, transfer or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual Amendment, a copy of which is attached hereto as Exhibit 10.15.

On June 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting the Company’s stockholders approved the filing of a Third Amendment (the “Third Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State to modify the terms and extend time by which the Company has to consummate an initial business combination (the “Business Combination”) from June 7, 2024 to December 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Special Meeting and the planned filing of the Third Amendment, 481,865 shares of the Company’s Class A Common Stock, $0.0001 par value per share, were tendered for redemption.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1(1)	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation
2.2(4)	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.2(5)	Amendment to Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.3(3)	Bylaws of Insight Acquisition Corp.
10.1(1)	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp.
10.2(1)	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation
10.3(1)	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp.
10.4(1)	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP
10.5(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC
10.6(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust
10.7(4)	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC
10.8(4)	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties
10.9(4)	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.
10.10(6)	Subscription Agreement, dated August 30, 2023, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.11(7)	Letter Agreement dated August 10, 2023
10.12(8)	Promissory Note, dated August 17, 2023, issued by Insight Acquisition Corp. to Insight Acquisition Sponsor, LLC
10.13(9)	Rescission Agreement, dated November 6, 2023, by and between Insight Acquisition Corp. and Insight Acquisition Sponsor, LLC
10.14*	Capital Contribution Agreement, effective as of May 9, 2024, between the Insight Acquisition Corp. and Insight Acquisition Sponsor, LLC
10.15*	Amendment No. 1 to Subscription Agreement, dated as of May 15, 2024, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on April 4, 2023 (Commission File No. 001-40775).

(2)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).

(3)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

(4)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 17, 2023 (Commission File No. 001-40775).

(5)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 8, 2023 (Commission File No. 001-40775).

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 25, 2023 (Commission File No. 001-40775).

(7)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2023 (Commission File No. 001-40775).

(8)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 17, 2023 (Commission File No. 001-40775).

(9)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on November 7, 2023 (Commission File No. 001-40775).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 5, 2024	INSIGHT ACQUISITION CORP.

	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Executive Chairman and Chief Executive Officer (Principal executive officer)

Dated: June 5, 2024	INSIGHT ACQUISITION CORP.

	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer (Principal financial and accounting officer)