Form 10-Q
period 2024-06-30
Insight Acquisition Corp. /DE
filed 2024-08-22
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 21, 2024, 5,619,080 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

INSIGHT ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$82,560	$—
Restricted cash	—	314,482
Prepaid expenses	143,496	105,568
Due from sponsor	209,015	1,074,015
Due from related party	168,178	195,000
Total current assets	603,249	1,689,065

Investments held in the Trust Account	5,876,353	10,664,690
Total Assets	$6,479,602	$12,353,755
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$412,955	$89,311
Accrued expenses	1,064,565	968,309
Due to related party	864,500	805,000
Due to investor, net of debt discount	975,000	320,755
Due to Shareholders	—	628,728
Loan payable	40,000	—
Income tax payable	77,732	100,036
Excise tax payable	2,402,516	2,348,302
Total current liabilities	5,837,268	5,260,471

Deferred tax liability	7,589	9,935
Deferred underwriting commissions in connection with the Initial Public Offering	6,600,000	6,600,000
Derivative liabilities	807,300	623,090
Total Liabilities	13,252,157	12,493,496

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 519,080 and 1,000,945 redeemable shares at approximately $11.13 and $10.84 per share redemption value at June 30, 2024 and December 31, 2023, respectively	5,774,925	10,847,403

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,100,000 and 5,100,000 non-redeemable shares issued and outstanding at June 30, 2024 and December 31, 2023 (excluding 519,080 and 1,000,945 shares subject to possible redemption), respectively	510	510
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 900,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	90	90
Additional paid-in capital	1,425,176	509,211
Accumulated deficit	(13,973,256)	(11,496,955)
Total stockholders’ deficit	(12,547,480)	(10,987,144)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$6,479,602	$12,353,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$502,365	$416,246	$854,946	$922,572
General and administrative expenses - related party	(80,500)	75,000	(5,500)	150,000
Franchise tax expenses	16,800	50,000	56,200	100,000
Loss from operations	(438,665)	(541,246)	(905,646)	(1,172,572)

Other (expense) income:
Change in fair value of derivative liabilities	(124,200)	(420,210)	(184,210)	(596,160)
Change in fair value of Forward Purchase Agreement Liability	—	117,438	—	78,334
Stock Compensation Expense	(1,109,250)	—	(1,109,250)	—
Interest expense – debt discount	(229,834)	—	(456,449)	—
Gain on investments held in Trust Account	139,468	629,757	280,590	2,514,748
Gain on forgiveness of deferred underwriting fee payable	—	—	—	273,110
Total other (expense) income	(1,323,816)	326,985	(1,469,319)	2,270,032

(Loss) Income before income tax expense	(1,762,481)	(214,261)	(2,374,965)	1,097,460
Income tax expense	(25,760)	(169,198)	(47,122)	(585,450)
Net (loss) income	$(1,788,241)	$(383,459)	$(2,422,087)	$512,010
Weighted average shares outstanding of Class A Redeemable common stock, basic and diluted	868,565	2,848,607	934,755	10,327,553
Basic and diluted net (loss) income per common share, Class A Redeemable common stock	$(0.26)	$(0.04)	$(0.35)	$0.03
Weighted average shares outstanding of Class A Non-Redeemable common stock, basic and diluted	5,100,000	5,100,000	5,100,000	2,861,667
Basic and diluted net (loss) income per common share, Class A Non-Redeemable common stock	$(0.26)	$(0.04)	$(0.35)	$0.03
Weighted average shares outstanding of Class B common stock, basic and diluted	900,000	900,000	900,000	3,166,667
Basic and diluted net (loss) income per common share, Class B common stock	$(0.26)	$(0.04)	$(0.35)	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	5,100,000	$510	900,000	$90	$509,211	$(11,496,955)	$(10,987,144)
Accretion of Class A common stock subject to redemption value	—	—	—	—	(168,352)	—	(168,352)
Allocated fair value of Subscription Shares in connection with Subscription Agreement	—	—	—	—	177,204	—	177,204
Net loss	—	—	—	—	—	(633,846)	(633,846)
Balance – March 31, 2024 (unaudited)	5,100,000	$510	900,000	$90	$518,063	$(12,130,801)	$(11,612,138)
Accretion of Class A common stock subject to redemption value	—	—	—	—	(202,137)	—	(202,137)
Excise tax payable	—	—	—	—	—	(54,214)	(54,214)
Fair value of shares issued in connection with Sponsor and CEO fee waiver agreements	—	—	—	—	1,436,250	—	1,436,250
Fees waived in connection with the Sponsor and CEO fee waiver agreements	—	—	—	—	(327,000)	—	(327,000)
Net loss	—	—	—	—	—	(1,788,241)	(1,788,241)
Balance – June 30, 2024 (unaudited)	5,100,000	$510	900,000	$90	$1,425,176	$(13,973,256)	$(12,547,480)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,000,000	$600	$—	$(11,885,332)	$(11,884,732)
Accretion of Class A common stock subject to redemption value	—	—	—	—	—	3,628,151	3,628,151
Contributions from Sponsor	—	—	—	—	100,000	—	100,000
Initial Value of Forward Purchase Agreement	—	—	—	—	(86,369)	—	(86,369)
Class B common stock converted to Class A common stock on a one for one basis	5,100,000	510	(5,100,000)	(510)	—	—	—
Net income	—	—	—	—	—	895,469	895,469
Balance – March 31, 2023 (unaudited)	5,100,000	510	900,000	90	13,631	(7,361,712)	(7,347,481)
Accretion of Class A common stock subject to redemption value	—	—	—	—	(13,631)	(240,334)	(253,965)
Excise tax payable	—	—	—	—	—	(2,156,214)	(2,156,214)
Net loss	—	—	—	—	—	(383,459)	(383,459)
Balance – June 30, 2023 (unaudited)	5,100,000	$510	900,000	$90	$—	$(10,141,719)	$(10,141,119)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,422,087)	$512,010
Adjustments to reconcile net (loss) income to net cash provided by used in operating activities:
Change in value of derivative liabilities	184,210	596,160
Interest expense - debt discount	456,449	—
Interest earned on investments held in Trust Account	(280,590)	(2,514,748)
Gain on forgiveness of deferred underwriting fee payable	—	(273,110)
Change in fair value of forward purchase agreement	—	(78,334)
Stock compensation expense	1,109,250	—
Deferred tax benefit	(2,346)	(156,593)
Changes in operating assets and liabilities:
Prepaid expenses	(37,928)	282,218
Accounts payable	323,644	(37,780)
Accrued expenses – related party	96,256	481,053
Due to related party	(5,500)	150,000
Due from related party	26,822	—
Due from sponsor	(225,000)	—
Due to investors	25,000	—
Income tax payable	(22,304)	152,043
Franchise tax payable	—	(49,041)
Net cash used in operating activities	(774,124)	(936,122)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	193,228	1,446,650
Cash withdrawn from Trust Account in connection with redemption	6,071,725	215,621,388
Cash deposited in Trust Account	(1,196,026)	(80,000)
Net cash provided by investing activities	5,068,927	216,988,038

Cash Flows from Financing Activities:
Contributions from Sponsor	—	100,000
Proceeds from related party	65,000	—
Proceeds pursuant to subscription agreement	350,000	—
Capital contribution from Sponsor	1,090,000	—
Proceeds from loan payable	40,000	—
Due to shareholders	(650,402)	—
Redemption of common stock	(5,421,323)	(215,621,388)
Net cash used in financing activities	(4,526,725)	(215,521,388)

Net change in cash and restricted cash	(231,922)	530,528
Cash and restricted cash – beginning of the period	314,482	171,583
Total cash and restricted cash– end of the period	$82,560	$702,111
Cash	$82,560	$144,592
Restricted Cash	$—	$557,519

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$71,772	$590,000
Franchise taxes	$121,456	$150,089

Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable	$—	$5,126,890
Class B common converted to Class A common on a one for one basis	$—	$510
Value of excise tax liability	$54,214	$2,156,214
Initial value of forward purchase agreement liability	$—	$83,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company has one subsidiary, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”), a direct wholly owned subsidiary of the Company incorporated on October 10, 2023. As of June 30, 2024 the subsidiary had no activity.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

On April 18, 2023, the Company received a notification from the New York Stock Exchange (“NYSE”) that it was in violation of NYSE requirements as it had failed to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Form 10-K”) and that if the Form 10-K is not filed with the SEC by 2:30 p.m. Eastern Time on April 21, 2023, the NYSE would post the Company to the NYSE’s late filers list on the Profile, Data and News pages with respect to each of the Company’s securities (the “LF Designation”). Effective April 19, 2023, the Company filed the Form 10-K and that same day the Company received additional correspondence from the NYSE acknowledging that the filing had been made and cancelling its prior correspondence and stating that the LF Designation would not be posted on the Profile, Data and News pages with respect to each of the Company’s securities.

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

On September 7, 2023, October 7, 2023, November 7, 2023, December 15, 2023, January 5, 2024, February 2, 2024, February 7, 2024, March 20, 2024 and May 6, 2024 the Company deposited $20,000 into the Trust Account on each date, to extend the Business Combination Period from September 7, 2023 to June 7, 2024. On June 6, 2024, July 31, 2024 and August 21, 2024, the Company deposited $10,381.60 or $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account on each date to extend the Business Combination Period from June 7, 2024 to September 7, 2024.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On April 21, 2024, Jeff Gary, in connection with his departure as an officer and director of the Company, waived and forfeited any monies he was owed under the Sponsor Payment Agreement and/or Management Payment Agreement. On June 21, 2024, the Company, Sponsor and Michael Singer entered into a fee waiver agreement (the “Waiver Agreement”) pursuant to which the Sponsor and Michael Signer agreed that in exchange for Michael Singer’s receipt of 125,000 shares of the Company’s Class A common stock to be delivered at the closing of the proposed business combination between the Company and Alpha Modus Corp., the Sponsor and Michael Singer agreed to waive all amounts due to them now and in the future under the Sponsor Payment Agreement and Management Payment Agreement on the terms and conditions set forth in the Waiver Agreement.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company held a special meeting on June 5, 2024 where the stockholders voted to approve a proposal to amend the Company’s amended and restated certificate of incorporation to extend the Combination Period, from June 7, 2024 to December 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Special Meeting, 481,865 shares were tendered for redemption in exchange for a total redemption payment of $5,421,323.

As a result, the Company booked a liability of $2,348,302 for the excise tax based on 1% of shares redeemed during the year ended December 31, 2023 and $54,214 for the excise tax based on 1% of shares redeemed during the period ended June 30, 2024. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Pursuant to the AM BCA, (i) in the event the business combination contemplated by the AM BCA occurs, then the surviving company shall pay the Company’s excise tax liability; (ii) if Alpha Modus does not obtain its shareholders approval of the business combination, or Alpha Modus breaches the AM BCA, then Alpha Modus will be responsible to pay the Company’s excise tax liability; and (iii) if an Alpha Modus material adverse effect occurs and the business combination does not close, or if Alpha Modus fails to close the business combination for any reason other than a material breach by the Company, then Alpha Modus will be responsible to pay the Company’s excise tax liability. In all other circumstances the Company will be responsible to pay the Company’s excise tax liability. The Company will not use any of the funds held in the Trust Account and any additional amounts deposited into the Trust Account, as well as any interest earned thereon, to pay for the Company’s excise tax liability. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax by the Company have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

During the second quarter of 2024, the Internal Revenue Service (the “IRS”) issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Liquidity and Going Concern

As of June 30, 2024, the Company had $82,560 in its operating bank account available to pay operating expenses and working capital deficit of $5,234,019.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 4), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 (see Note 6). For the six months ended June 30, 2024, Polar funded Sponsor additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $375,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. As of June 30, 2024 and December 31, 2023 there were $975,000 and $600,000 outstanding due to Polar, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 7, 2024 (extended monthly through extension payments), to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination by close of business on December 7, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2024.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on May 14, 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Restricted Cash

The Company has $0 and $314,482 of restricted cash to be used to pay for taxes as of June 30, 2024 and December 31, 2023, respectively.

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

JUNE 30, 2024

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

The Forward Purchase Agreement entered into on March 29, 2023 included elements that require liability classification under ASC 480. Accordingly, the Company recognizes the Forward Purchase Agreement as a liability at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as it is outstanding. The initial fair value of the Forward Purchase Agreement liability issued was estimated using a Put Option Pricing model, which analyzed and incorporated into the model the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination. The Forward Share Purchase Agreement was terminated as a result of the termination of the Avila BCA on August 10, 2023. As a result, there was no value assigned to the Forward Share Purchase Agreement. The Company has written off the liability and recognized the change in value of the Forward Share Purchase Agreement in the consolidated statement of operations during the nine months ended September 30, 2023.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Capital Call Loan

The Company previously analyzed the Subscription Agreement under ASC 470 “Debt”, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”, and previously concluded that, (i) the Subscription Shares (as defined in Note 5) issuable under the Subscription Agreement are not required to be accounted for as a liability under ASC 480, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10 and (iii) under ASC 470-20-25-2 the Subscription Shares are deemed to be representative of a freestanding financial instrument issued in a bundled transaction with the Capital Call Loan. The Subscription Shares to be issued as part of the bundled transaction were previously classified and accounted for as equity. As a result, proceeds from the sale of a debt instrument with stock purchase Subscription Shares were allocated to the two elements based on the relative fair values of the debt instrument without the Subscription Shares and of the Subscription Shares themselves at time of issuance. The portion of the proceeds allocated to the Subscription Shares were accounted for as paid-in capital. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. This resulted in a debt discount, which shall be accounted for as interest and amortized as interest expense over the life of the loan. Based on the previous accounting for Subscription Agreement, the Company recognized at draw dates an aggregate of $800,000 as capital call loan recorded as a due to investor under unaudited condensed consolidated balance sheets, $568,503 was recorded as additional paid-in capital and $568,503 was recognized as debt discount – due to investor which was amortized as interest expense in the profit and loss over the life of the loan.

On May 15, 2024, the Company, Sponsor and Polar entered into the Amendment pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 and in the event the Company consummates the business combination with Alpha Modus Corp., then the Company will not be obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination. However, if the Company consummates a business combination with an entity other than Alpha Modus, Corp., then the Company is obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination with an entity other than Alpha Modus, Corp. After the amendment

The Company analyzed the amended Subscription Agreement under ASC 470 “Debt”, ASC 480 “Distinguishing Liabilities from Equity”, ASC 815, “Derivatives and Hedging” and ASC 825 “Financial Instrument” and concluded that, (i) the Subscription Shares issuable under the Subscription Agreement are now required to be accounted for as a liability under ASC 480, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10 and (iii) under ASC 470-20-25-2 the Subscription Shares are deemed to be representative of a freestanding financial instrument issued in a bundled transaction with the Capital Call Loan. The Subscription Shares to be issued as part of the bundled transaction shall be classified and accounted for as liability. The Subscription Shares are required to be classified and accounted for at fair value under ASC 480-10. The Company has not elected to classify and account for the Capital Call(s) at fair value under the fair value option under ASC 825.As a result, proceeds from the sale of a debt instrument with stock purchase Subscription Shares were allocated to the two elements based on the relative fair values of the debt instrument without the Subscription Shares and of the Subscription Shares themselves at time of issuance. The portion of the proceeds so allocated to the Subscription Shares were accounted for as subscription share liability. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. This resulted in a debt discount, which shall be accounted for as interest on capital call date. In accordance with ASC 480-10, the Subscription Shares were initially required to be classified as liability classified instruments; therefore, the Subscription Shares are required to be measured at fair value at each reporting period with changes in fair value recorded within earnings. As a result of the amendment, the Company recognized the fair value of the subscription share liability on the amendment date amounting to $0. As of June 30, 2024, the Company drawn additional $175,000 as capital call loan and recorded as a due to investor under unaudited condensed consolidated balance sheets, where $0 was allocated as fair value of the bundled subscription share.

As of June 30, 2024, the Company received $975,000 under the Subscription Agreement and recorded the amounts as a due to investors, net of debt discount of $0 and $0 of subscription share liability, on the accompanying condensed consolidated balance sheets. As of December 31, 2023, the Company received $600,000 under the Subscription Agreement and recorded the amounts as a due to investors, net of debt discount of $279,245, on the accompanying condensed consolidated balance sheets.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of June 30, 2024 and December 31, 2023. Deferred tax liabilities were $7,589 and $9,935 as of June 30, 2024 and December 31, 2023, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense of approximately $26,000 and $169,000 was recognized for the three months ended June 30, 2024 and 2023, respectively, and amounts of approximately $47,000 and $585,000 was recognized for the six months ended June 30, 2024 and 2023, respectively. There were no unrecognized tax benefits as of June 30, 2024 and December 31, 2023. Tax expense of approximately $169,000 and $585,000 was recognized for the three and six months ended June 30, 2023, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 519,080 and 1,000,945 shares of Class A common stock subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

JUNE 30, 2024

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2024 and 2023. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended June 30,
	2024			2023
	Class A redeemable	Class A non- redeemable	Class B	Class A redeemable	Class A non- redeemable	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(226,132)	$(1,327,793)	$(234,316)	$(129,446)	$(221,011)	$(39,002)
Denominator:
Basic and diluted weighted average common shares outstanding	868,565	5,100,000	900,000	2,848,607	5,100,000	900,000

Basic and diluted net (loss) income per common share	$(0.26)	$(0.26)	$(0.26)	$(0.04)	$(0.04)	$(0.04)

	For the Six Months Ended June 30,
	2024			2023
	Class A redeemable	Class A non- redeemable	Class B	Class A redeemable	Class A non- redeemable	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(326,480)	$(1,781,266)	$(314,341)	$323,775	$89,356	$98,879
Denominator:
Basic and diluted weighted average common shares outstanding	934,755	5,100,000	900,000	10,327,553	2,861,667	3,166,667

Basic and diluted net (loss) income per common share	$(0.35)	$(0.35)	$(0.35)	$0.03	$0.03	$0.03

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Contributed Capital

On March 7, 2023, the Sponsor contributed $100,000 to the Company for no consideration.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Services Agreement

On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2024, the Company incurred approximately $30,000 and $60,000, respectively, under the services agreement in the consolidated statements of operations. On June 21, 2024, the Company entered into a fee waiver agreement with the Sponsor and a member of the management team whereas 125,000 shares of the post Business Combination entity shall be issued in full satisfaction of all compensation through March 31, 2024 and in the future. As of June 30, 2024 and December 31, 2023, $220,000 and $160,000 were included in due to related party on the unaudited condensed consolidated balance sheets, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. On April 21, 2024, all deferred compensation owed to Mr. Gary by the Company to date, in the aggregate amount of $132,500, shall be forfeited and henceforth shall cease to accrue $7,500 per month in service fees currently recorded in due to related party on the balance sheets. For the three and six months ended June 30, 2024, the Company incurred approximately $22,500 and $67,500, respectively, under the services agreement of which $132,500 was offset due to the forfeiture of Mr. Gary’s deferred compensation. On June 12, 2024, the Company entered into a fee waiver agreement with the Sponsor and a member of the management team whereas 125,000 shares of the post Business Combination entity shall be issued in full satisfaction of all compensation through March 31, 2024 and in the future. For the three and six months ended June 30, 2024, the Company incurred approximately $24,500 and $69,500, respectively, under the services agreement. For the three and six months ended June 30, 2023, the Company incurred approximately $45,000 and $90,000, respectively, under the services agreement. As of June 30, 2024 and December 31, 2023, $159,500 and $225,000 were included in due to related party on the unaudited condensed consolidated balance sheets, respectively.

The agreement will be accounted for under ASC 718 and the Company recorded a stock compensation expense for the fair value of the shares to be issued in excess of the fair value of the liability recorded as of June 30, 2024. The Company estimated the aggregate fair value of the 125,000 shares of the post Business Combination attributable to the member of the management team in full satisfaction of all compensation and administrative fees through March 31, 2024 and in the future to be $1,436,250 or $11.49 per share. The fair value of the post Business Combination shares was based on the publicly traded share price of the Company as of the date of the agreement.

Promissory Note – Related Party

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. As of June 30, 2024 there was no amounts drawn from the promissory note and on November 6, 2023 the Company and the Sponsor entered into a written agreement to rescind and nullify the promissory note.

Due to Related Party

As of June 30, 2024, the Sponsor advanced a total of $485,000 to the Company of which $450,000 was deposited to the Trust to extend the Business Combination Period from April 7, 2023 to September 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on March 6, 2023 allowing the Company to consummate an initial business combination from March 7, 2023 to September 7, 2023, provided that the Company deposits the lesser of $80,000 and $0.04 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension and $20,000 was deposited to the Trust to extend the Business Combination period from September 7, 2023 to October 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on September 6, 2023 allowing the Company to consummate an initial business combination from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. As of June 30, 2024 and December 31, 2023, $485,000 and $420,000 were included in due to related party on the unaudited condensed consolidated balance sheets, respectively.

Due from Related Party

On July 20, 2023 and August 7, 2023, a total of $891,000 was transferred to the Sponsor from the operating bank account, of which a total of $616,000 was paid back on October 10, 2023, October 11, 2023 and December 13, 2023. Additionally, during the year ended December 31, 2023 the Sponsor paid operating expenses on behalf of the Company with a total value of $80,000 which has been netted against the amount owed. During the period ended June 30, 2024, a total of $26,822 was paid back.

As of June 30, 2024 and December 31, 2023, there were $168,178 and $195,000 amounts outstanding from the Sponsor, respectively.

Due from Sponsor

Between March 2, 2023 and December 5, 2023, the Company withdrew an aggregate amount of $2,497,248 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. While the Company paid an aggregate amount of $1,447,889 for tax payments, the remaining amount of $1,049,359, that was withdrawn from the Trust Account for tax purposes, was used to pay other business expenses of the Company. On March 15, 2024, the Sponsor deposited $1,049,359 into the Trust Account, and on March 26, 2024, the Sponsor deposited an additional amount $36,285 into the Trust Account to reimburse the Trust Account for interest that would have earned on the $1,049,359 that was erroneously withdrawn from the Trust Account of which $24,656 was accrued as of December 31, 2023. From March 11, 2024 through March 14, 2024 the Sponsor transferred an aggregate of $1,090,000 to fund amounts transferred to the Trust Account.

For the six months ended June 30, 2024, Polar funded Sponsor an additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $150,000 from Polar.

As of June 30, 2024 and December 31, 2023, there were $209,015 and $1,074,015 amounts outstanding from the Sponsor, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On March 28, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, the Company recognized $273,110 of gain on forgiveness of underwriting fee payable and $5,126,890 toward Class A redeemable shares in relation to the forgiveness of the deferred underwriter fee allocated to the underwriter in the accompanying unaudited condensed consolidated financial statements. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of June 30, 2024 and December 31, 2023, $6,600,000 were outstanding under deferred underwriting fee payable.

Also in March 2023, the Company entered into an agreement with Odeon Capital Group, LLC (“Odeon”), the other IPO Underwriter, pursuant to which Odeon agreed to irrevocably forfeit $2.6 million of the deferred underwriting discount of $3.6 million that Odeon was previously entitled to receive at the closing of the Business Combination. Such remaining $1.0 million of deferred underwriting discount was to be payable in cash to Odeon at the closing of the Business Combination.

On June 20, 2024, the Company entered into agreements with its underwriters, pursuant to which its underwriters agreed to accept a total of 300,000 shares at the closing of the Business Combination in full satisfaction of the remaining $6.6 million of deferred underwriting discount that was payable in cash to the underwriters at the closing of the Business Combination. The Company’s agreements with its underwriters are subject to certain conditions which result in the Company recording the impact of the agreements at the closing of the Business Combination.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to the Company $300,000 in partial reimbursement of expenses incurred by the Company in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024. Management does not believe that Avila has the funds to pay the reimbursement of expenses in connection with the Avila BCA and believes it to be uncollectible. The Company has fully valued the receivable from Avila for the reimbursement of expenses in connection with the Avila BCA as of June 30, 2024.

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

On June 21, 2024, the Company, Alpha Modus and Merger Sub entered into an amendment to the AM BCA (the “BCA Amendment”). The BCA Amendment (i) provides that each share of Alpha Modus’ 6,145,000 shares common stock outstanding prior to the business combination will be exchanged for the right to receive 1 share of IAC Class A common stock, and a contingent right to receive a pro rata portion of the 2,200,000 earnout shares; (ii) provides that each share of Alpha Modus’ 7,500,000 shares Series C Redeemable Convertible Preferred Stock outstanding prior to the business combination will be exchanged for the right to receive 1 share of IAC Series C Preferred Stock (having substantially the same rights as the Alpha Modus Series C Redeemable Convertible Preferred Stock), and a contingent right to receive a pro rata portion of the 2,200,000 earnout shares; (iii) eliminates the closing condition that the combined company is obligated to pay off the indebtedness of Polar Multi-Strategy Master Fund (“Polar”), up to a maximum of $1,000,000, and the indebtedness of Janbella Group, LLC’s (“Janbella”), up to a maximum of $1,000,000, at closing of the business combination; (iv) eliminates the combined company’s obligation to issue each of Polar and Janbella at closing a number of shares of common stock equal to the amount of indebtedness paid off divided by $1.00; (v) requires the combined company to issue the following shares of common stock at closing: (a) 1,392,308 shares to Janbella, (b) 210,000 shares to Cantor Fitzgerald & Co., (c) 90,000 shares to Odeon Group, LLC, and (d) 125,000 shares to Michael Singer; and (vi) extends the “Outside Date” (the date by which the business combination must occur, after which either the Company or Alpha Modus may terminate the AM BCA by providing written notice to the other) to September 9, 2024, from June 7, 2024.

Subscription Agreement

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the six months ended June 30, 2024, Polar funded Sponsor additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $375,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. All subsequent Capital Calls are subject to the mutual consent of the Company, Sponsor and Polar. All Capital Calls funded by Polar shall not accrue interest and are repayable by the Sponsor at the closing of the Company’s initial business combination. At the option of Polar, all Capital Calls funded by Polar may be repaid by the Company through the issuance of one share of Class A Common Stock for each $10 of the outstanding Capital Calls funded by Polar. Sponsor is also responsible to reimburse Polar for its reasonable attorney’s fees incurred in connection with the Subscription Agreement up to $5,000. In the event, a business combination does not occur and the Company liquidates, then all Capital Calls funded by Polar out of cash held in the Sponsor’s bank accounts and/or the Company’s bank accounts, excluding the Company’s Trust Account. The Sponsor Loans shall not accrue interest and shall be repaid by the Company at the closing of the business combination.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Note 6 - Class A Shares of Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. In connection with the Extensions on March 6, 2023, September 6, 2023 and June 5, 2024, the holders of 21,151,393, 1,847,662 and 481,865 Class A common shares, representing approximately 88.1%, 65% and 48%, respectively, of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $10,426,000 will remain in the trust account and 1,000,945 shares of Class A Common Stock subject to possible redemption will remain issued and outstanding. As of June 30, 2024 and December 31, 2023, there were 519,080 and 1,000,945 shares of Class A common stock subject to possible redemption outstanding at $11.13 and $10.84 redemption value, respectively, all of which were subject to possible redemption.

The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Class A common stock subject to possible redemption at December 31, 2022	$243,597,590
Less:
Redemptions	(234,830,236)
Due to shareholder	(628,758)
Accretion of carrying value to redemption value	(2,418,083)
Plus:
Waiver of underwriting fee allocated to Class A Common Stock	5,126,890
Class A common stock subject to possible redemption at December 31, 2023	$10,847,403
Less:
Redemptions	(5,421,323)
Due to shareholder	(21,644)
Plus:
Accretion of Class A common stock subject to possible redemption amount	370,489
Class A common stock subject to possible redemption at June 30, 2024	$5,774,925

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Note 7 - Stockholders’ Deficit

Preferred Stock -The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 5,619,080 and 6,100,945 shares of Class A common stock issued and outstanding, respectively. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6). On March 22, 2023, 5,100,000 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Such shares are not entitled to redemption rights.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 900,000 shares of Class B common stock issued and outstanding.

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

Note 8 - Warrants

As of June 30, 2024 and December 31, 2023, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Funds	$5,876,353	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$468,000	$—
Derivative liabilities-private warrants	$—	$339,300	$—

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$10,664,690	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$361,200	$—
Derivative liabilities-private warrants	$—	$261,890	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through December 31, 2023. The Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no transfers to/from Levels 1, 2, and 3 during the period ended June 30, 2024.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company, did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be prepaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share.

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

On May 9, 2024, the Company and the Sponsor entered into a capital contribution agreement, which memorialized that the $1,085,644.32 deposited by the Sponsor in the Company’s trust account in March 2024, were to be considered a capital contribution to the Company. A copy of the Capital Contribution Agreement, effective as of May 9, 2024, between the Company and the Sponsor is attached hereto as Exhibit 10.12.

On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the “Polar Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 and in the event the Company consummates the business combination with Alpha Modus Corp., then the Company will not be obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination. However, if the Company consummates a business combination with an entity other than Alpha Modus, Corp., then the Company is obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination with an entity other than Alpha Modus, Corp. (the “Subscription Shares”). The Subscription Shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) to the extent feasible and in compliance with all applicable laws and regulations shall be registered as part of any registration statement issuing shares before or in connection with the closing of the business combination or (ii) if no such registration statement is filed in connection with the closing of the business combination, shall promptly be registered pursuant to the first registration statement filed by the Company or the surviving entity following the closing of the business combination, which shall be filed no later than 30 days after the closing of the business combination and declared effective no later than 90 days after the closing of the business combination. Sponsor shall not sell, transfer or otherwise dispose of any securities owned by the Sponsor until the Subscription Shares have been transferred to the Investor and the registration statement has been made effective.

The foregoing description of the Polar Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual Polar Amendment, a copy of which is attached hereto as Exhibit 10.13.

On June 20, 2024, IAC entered into a Settlement Agreement (the “Odeon Settlement Agreement”) with Odeon Capital Group LLC (“Odeon”) providing that (i) Odeon will be issued 90,000 shares of IAC common stock at the closing of the Business Combination, and (ii) Odeon will waive the right to any further underwriting commission or other payment by IAC under the Underwriting Agreement. IAC also entered into a Fee Modification Agreement (the “Cantor Fee Modification Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) on June 20, 2024, providing that (i) Cantor will be issued 210,000 shares of IAC common stock at the closing of the Business Combination, (ii) Cantor will waive the right to any further underwriting commission or other payment by IAC under the Underwriting Agreement, (iii) IAC will use its best efforts to file a registration statement with the SEC registering Cantor’s shares within 45 days of closing and cause such registration statement to be declared effective by the SEC no later than 180 days after closing, (iv) IAC will generally be liable to Cantor for liquidated damages of $4,000,000 if IAC has not complied with its resale registration obligations such that Cantor is unable to freely trade its shares within 9 months of closing.

The foregoing description of Odeon Settlement Agreement, and Cantor Fee Modification Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of each of the actual agreements, copies of which are attached hereto as Exhibit 1.2 and Exhibit 1.3, respectively, and incorporated by reference.

On June 21, 2024, IAC, Alpha Modus and Merger Sub entered into an amendment to the AM BCA (the “BCA Amendment”). The BCA Amendment (i) provides that each share of Alpha Modus’ 6,145,000 shares common stock outstanding prior to the business combination will be exchanged for the right to receive 1 share of IAC Class A common stock, and a contingent right to receive a pro rata portion of the 2,200,000 earnout shares; (ii) provides that each share of Alpha Modus’ 7,500,000 shares Series C Redeemable Convertible Preferred Stock outstanding prior to the business combination will be exchanged for the right to receive 1 share of IAC Series C Preferred Stock (having substantially the same rights as the Alpha Modus Series C Redeemable Convertible Preferred Stock), and a contingent right to receive a pro rata portion of the 2,200,000 earnout shares; (iii) eliminates the closing condition that the combined company is obligated to pay off Polar’s indebtedness (up to a maximum of $1,000,000) and Janbella Group, LLC’s (“Janbella”) indebtedness (up to a maximum of $1,000,000) at closing of the business combination; (iv) eliminates the combined company’s obligation to issue each of Polar and Janbella at closing a number of shares of common stock equal to the amount of indebtedness paid off divided by $1.00; (v) requires the combined company to issue the following shares of common stock at closing: (a) 1,392,308 shares to Janbella, (b) 210,000 shares to Cantor Fitzgerald & Co., (c) 90,000 shares to Odeon Group, LLC, and (d) 125,000 shares to Michael Singer (the “Singer Shares”); and (vi) extends the “Outside Date” (the date by which the business combination must occur, after which either the Company or Alpha Modus may terminate the AM BCA by providing written notice to the other) to September 9, 2024, from June 7, 2024.

The foregoing description of the BCA Amendment does not purport to be complete and are qualified in its entirety by the terms and conditions of the actual BCA Amendment, a copy of which are attached hereto as Exhibit 2.3, and incorporated by reference.

On that June 21, 2024, IAC, the Sponsor, Mr. Singer and Alpha Modus entered into a Fee Waiver Agreement (the “Singer Fee Waiver Agreement”) providing that Mr. Singer would be issued the Singer Shares at closing of the Business Combination, and the Sponsor and Mr. Singer waived, effective upon the issuance of the Singer Shares at closing of the Business Combination, the right to any amounts owed to them for services provided to IAC pursuant to (i) the September 1, 2021, Sponsor payment agreement pursuant to which IAC agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of IAC’s Management Team until the earlier of IAC’s consummation of a business combination and IAC’s liquidation, and (ii) IAC’s prior agreement to pay members of IAC’s Management Team, including Mr. Singer, up to $15,000 per month, through the earlier of IAC’s consummation of a business combination and IAC’s liquidation, for services rendered by them to IAC.

The foregoing description of the Singer Fee Waiver Agreement does not purport to be complete and are qualified in its entirety by the terms and conditions of the actual Singer Fee Waiver Agreement, a copy of which are attached hereto as Exhibit 10.14, and incorporated by reference.

Liquidity and Going Concern

As of June 30, 2024, we had $82,560 in our operating bank account for operating expenses and working capital deficit of $5,234,019.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the “Polar Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 (see Note 6). For the six months ended June 30, 2024, Polar funded Sponsor additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $375,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. As of June 30, 2024 and December 31, 2023 there were $975,000 and $600,000 outstanding due to Polar, respectively.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until December 7, 2024 (extended monthly through extension payments), to consummate a Business Combination (the “Combination Period”). It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. We have determined that the insufficient liquidity as well as the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We intend to complete a Business Combination by close of business on December 7, 2024. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2024.

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

The Company held a special meeting on June 5, 2024 where the stockholders voted to approve a proposal to amend the Company’s amended and restated certificate of incorporation to extend the Combination Period, from June 7, 2024 to December 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Special Meeting, 481,865 shares were tendered for redemption in exchange for a total redemption payment of $5,421,323.

As a result, the Company booked a liability of $2,402,516 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

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

During the second quarter of 2024, the Internal Revenue Service (the “IRS”) issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

Results of Operations

Our entire activity since inception up to June 30, 2024 was in preparation for our formation, the IPO and search for a business combination target. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2024, we had net loss of approximately $1.8 million, which consisted of approximately $124,000 of loss on change in the fair value of derivative liabilities, approximately $502,000 in general and administrative costs, approximately $17,000 franchise tax expenses, approximately $230,000 interest expense – debt discount $1,109,000 stock compensation expense and approximately $26,000 income tax expense, partially offset by approximately $80,000 in general and administrative costs – related party, net of forfeited costs, and approximately $140,000 of gain on investments held in Trust Account.

For the six months ended June 30, 2024, we had net loss of approximately $2.4 million, which consisted of approximately $184,000 of loss on change in the fair value of derivative liabilities, approximately $855,000 in general and administrative costs, approximately $56,000 franchise tax expenses, approximately $456,000 interest expense – debt discount, $1,109,000 stock compensation expense and approximately $47,000 income tax expense, partially offset by approximately $5,500 in general and administrative costs – related party, net of forfeited costs and approximately $281,000 of gain on investments held in Trust Account.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of June 30, 2024 and December 31, 2023, $6,600,000 were outstanding under deferred underwriting fee payable.

On June 20, 2024, the Company entered an agreement with Cantor, pursuant to which Cantor agreed to accept 210,000 shares at the closing of the Business Combination in full satisfaction of the remaining $3.0 million of deferred underwriting discount that was payable in cash to Cantor at the closing of the Business Combination (the “Cantor Fee Modification Agreement”).

Also in March 2023, the Company entered into an agreement with Odeon Capital Group, LLC (“Odeon”), the other IPO Underwriter, pursuant to which Odeon agreed to irrevocably forfeit $2.6 million of the deferred underwriting discount of $3.6 million that Odeon was previously entitled to receive at the closing of the Business Combination. Such remaining $1.0 million of deferred underwriting discount was to be payable in cash to Odeon at the closing of the Business Combination.

On June 20, 2024, the Company entered an agreement with Odeon, pursuant to which Odeon agreed to accept 90,000 shares at the closing of the Business Combination in full satisfaction of the remaining $1.0 million of deferred underwriting discount that was payable in cash to Cantor at the closing of the Business Combination (the “Odeon Settlement Agreement”).

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. For the three and six months ended June 30, 2024, we incurred approximately $30,000 and $60,000, respectively, under the services agreement in the statements of operations. For the three and six months ended June 30, 2023, we incurred approximately $30,000 and $60,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2024 and December 31, 2023, $220,000 and $160,000, respectively, was included in accrued expenses—related party on the unaudited condensed consolidated balance sheets.

The Board has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. On April 21, 2024, all deferred compensation owed to Mr. Gary by the Company to date, in the aggregate amount of $132,500, shall be forfeited, and henceforth shall cease to accrue $7,500 per month in service fees currently recorded in due to related party on the balance sheets. For the three and six months ended June 30, 2024, we incurred approximately $24,500 and $69,500, respectively, under the services agreement of which $132,500 was offset due to the forfeiture of Mr. Gary’s deferred compensation. For the three and six months ended June 30, 2023, we incurred approximately $45,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. As of June 30, 2024 and December 31, 2023, $159,500 and $225,000, respectively, was included in due to related party on the unaudited condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2024 due to the Company’s inability to timely file the Annual Report on Form 10-K for the years ended December 31, 2022 and 2023, and the subsequent June 30, 2023 and June 30, 2023 Form 10-Qs, as well as the over withdrawal of the trust funds, incorrect transfer of funds to the Sponsor account, as noted below, and restatement of prior periods, which resulted in material weaknesses.

Between March 2, 2023 and December 5, 2023, the Company withdrew an aggregate amount of $2,497,248 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. While the Company paid an aggregate amount of $1,447,889 for tax payments, the remaining amount of $1,049,359, that was withdrawn from the Trust Account for tax purposes, was used to pay other business expenses of the Company. On March 15, 2024, the Sponsor deposited $1,049,359 into the Trust Account, and on March 26, 2024, the Sponsor deposited an additional amount $36,285 in to the Trust Account to reimburse the Trust Account for interest that would have earned on the $1,049,359 that was erroneously withdrawn from the Trust Account. This resulted in a material weakness. Subsequent to the period ended, the funds were returned by the Sponsor to the Company’s Trust Account.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our unaudited condensed consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2024 due to the deficiencies noted above.

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

Subsequent Event

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to Jeff Gary, a related party. The Note was issued to memorialize two cash advances made by Jeffrey J. Gary to the Company, one on April 18, 2024 for $25,000 and the second on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be prepaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of the Company’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share.

The foregoing description of the Note does not purport to be complete and are qualified in its entirety by the terms and conditions of the actual Note, a copy of which are attached hereto as Exhibit 10.15, and incorporated by reference.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 5, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting the Company’s stockholders approved the filing of a Third Amendment (the “Third Amendment”) to its Amended and Restated Certificate of Incorporation (the “Charter”) with the Delaware Secretary of State to modify the terms and extend time by which the Company has to consummate an initial business combination (the “Business Combination”) from June 7, 2024 to December 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. In connection with the stockholder’s vote at the Special Meeting and the planned filing of the Third Amendment, 481,865 shares of the Company’s Class A Common Stock, $0.0001 par value per share, were tendered for redemption. The Company disclosed the results of the Special Meeting in a Current Report on Form 8-K filed on June 7, 2024, which is incorporated herein by reference.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.2(9)	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.
1.3(9)	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.
2.1(1)	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation
2.2(4)	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.
2.3*	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.2(5)	Third Amendment to Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.3(3)	Bylaws of Insight Acquisition Corp.
10.1(1)	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp.
10.2(1)	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation
10.3(1)	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp.
10.4(1)	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP
10.5(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC
10.6(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust
10.7(4)	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC
10.8(4)	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties
10.9(4)	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.
10.10(6)	Subscription Agreement, dated August 30, 2023, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.11(7)	Letter Agreement dated August 10, 2023
10.12(8)	Capital Contribution Agreement, effective as of May 9, 2024, between the Insight Acquisition Corp. and Insight Acquisition Sponsor, LLC
10.13(8)	Amendment No. 1 to Subscription Agreement, dated as of May 15, 2024, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.14(9)	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer
10.15*	Promissory Note, dated July 25, 2024 issued to Jeffrey J. Gary by Insight Acquisition Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on April 4, 2023 (Commission File No. 001-40775).

(2)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).

(3)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

(4)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 17, 2023 (Commission File No. 001-40775).

(5)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on June 7, 2024 (Commission File No. 001-40775).

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 25, 2023 (Commission File No. 001-40775).

(7)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2023 (Commission File No. 001-40775).

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Insight Acquisition Corp. filed with the Securities and Exchange Commission on June 6, 2024 (Commission File No. 001-40775).

(9)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on June 24, 2024 (Commission File No. 001-40775).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 22, 2024	INSIGHT ACQUISITION CORP.

	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Executive Chairman and Chief Executive Officer (Principal executive officer)

Dated: August 22, 2024	INSIGHT ACQUISITION CORP.

	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer (Principal financial and accounting officer)