Form 10-Q
period 2024-09-30
Insight Acquisition Corp. /DE
filed 2024-11-18
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 15, 2024, 5,619,080 shares of Class A common stock, par value $0.0001 per share, and 900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

INSIGHT ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INSIGHT ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash	$11,810	$—
Restricted cash	—	314,482
Prepaid expenses	83,642	105,568
Due from sponsor	140,139	1,074,015
Due from related party	145,028	195,000
Total current assets	380,619	1,689,065

Investments held in the Trust Account	5,940,746	10,664,690
Total Assets	$6,321,365	$12,353,755
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$459,201	$89,311
Accrued expenses	883,998	968,309
Due to related party	777,000	805,000
Due to investor, net of debt discount	975,000	320,755
Due to Shareholders	—	628,758
Loan payable	108,466	—
Income tax payable	48,649	100,036
Excise tax payable	2,402,516	2,348,302
Total current liabilities	5,654,830	5,260,471

Convertible note – related party	35,000	—
Deferred tax liability	5,161	9,935
Deferred underwriting commissions in connection with the Initial Public Offering	6,600,000	6,600,000
Derivative liabilities	1,035,000	623,090
Total Liabilities	13,329,991	12,493,496

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 519,080 and 1,000,945 redeemable shares at approximately $11.27 and $10.84 per share redemption value at September 30, 2024 and December 31, 2023, respectively	5,850,330	10,847,403

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,100,000 and 5,100,000 non-redeemable shares issued and outstanding at September 30, 2024 and December 31, 2023 (excluding 519,080 and 1,000,945 shares subject to possible redemption), respectively	510	510
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 900,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	90	90
Additional paid-in capital	1,349,771	509,211
Accumulated deficit	(14,209,327)	(11,496,955)
Total stockholders’ deficit	(12,858,956)	(10,987,144)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$6,321,365	$12,353,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

General and administrative expenses	$52,630	$525,375	$902,076	$1,597,947
Franchise tax expenses	20,500	50,000	76,700	150,000
Loss from operations	(73,130)	(575,375)	(978,776)	(1,747,947)

Other (expense) income:
Change in fair value of derivative liabilities	(227,700)	7,245	(411,910)	(588,915)
Change in fair value of Forward Purchase Agreement Liability	—	8,035	—	86,369
Stock Compensation Expense	—	—	(1,109,250)	—
Interest expense – debt discount	—	—	(456,449)	—
Gain on investments held in Trust Account	76,525	384,239	357,115	2,898,987
Gain on forgiveness of deferred underwriting fee payable	—	—	—	273,110
Total other (expense) income	(151,175)	399,519	(1,620,494)	2,669,551

(Loss) Income before income tax expense	(224,305)	(175,856)	(2,599,270)	921,604
Income tax expense	(11,766)	(51,725)	(58,888)	(637,175)
Net (loss) income	$(236,071)	$(227,581)	$(2,658,158)	$284,429
Weighted average shares outstanding of Class A Redeemable common stock, basic and diluted	519,080	2,366,608	795,185	7,637,976
Basic and diluted net (loss) income per common share, Class A Redeemable common stock	$(0.04)	$(0.03)	$(0.39)	$0.02
Weighted average shares outstanding of Class A Non-Redeemable common stock, basic and diluted	5,100,000	5,100,000	5,100,000	3,605,495
Basic and diluted net (loss) income per common share, Class A Non-Redeemable common stock	$(0.04)	$(0.03)	$(0.39)	$0.02
Weighted average shares outstanding of Class B common stock, basic and diluted	900,000	900,000	900,000	2,400,000
Basic and diluted net (loss) income per common share, Class B common stock	$(0.04)	$(0.03)	$(0.39)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	5,100,000	$510	900,000	$90	$509,211	$(11,496,955)	$(10,987,144)
Accretion of Class A common stock subject to redemption	—	—	—	—	(168,352)	—	(168,352)
Allocated fair value of Subscription Shares in connection with Subscription Agreement	—	—	—	—	177,204	—	177,204
Net loss	—	—	—	—	—	(633,846)	(633,846)
Balance – March 31, 2024 (unaudited)	5,100,000	510	900,000	90	518,063	(12,130,801)	(11,612,138)
Accretion of Class A common stock subject to redemption	—	—	—	—	(202,137)	—	(202,137)
Excise tax payable	—	—	—	—	—	(54,214)	(54,214)
Fair value of shares issued in connection with Sponsor and CEO fee waiver agreements	—	—	—	—	1,436,250	—	1,436,250
Fees waived in connection with the Sponsor and CEO fee waiver agreements	—	—	—	—	(327,000)	—	(327,000)
Net loss	—	—	—	—	—	(1,788,241)	(1,788,241)
Balance – June 30, 2024 (unaudited)	5,100,000	510	900,000	90	1,425,176	(13,973,256)	(12,547,480)
Accretion of Class A common stock subject to redemption	—	—	—	—	(75,405)	—	(75,405)
Net loss	—	—	—	—	—	(236,071)	(236,071)
Balance – September 30, 2024 (unaudited)	5,100,000	$510	900,000	$90	$1,349,771	$(14,209,327)	$(12,858,956)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,000,000	$600	$—	$(11,885,332)	$(11,884,732)
Accretion of Class A common stock subject to redemption	—	—	—	—	—	3,628,151	3,628,151
Contributions from Sponsor	—	—	—	—	100,000	—	100,000
Initial Value of Forward Purchase Agreement	—	—	—	—	(86,369)	—	(86,369)
Class B common stock converted to Class A common stock on a one for one basis	5,100,000	510	(5,100,000)	(510)	—	—	—
Net income	—	—	—	—	—	895,469	895,469
Balance – March 31, 2023 (unaudited)	5,100,000	510	900,000	90	13,631	(7,361,712)	(7,347,481)
Accretion of Class A common stock subject to redemption	—	—	—	—	(13,631)	(240,334)	(253,965)
Excise tax payable	—	—	—	—	—	(2,156,214)	(2,156,214)
Net loss	—	—	—	—	—	(383,459)	(383,459)
Balance – June 30, 2023 (unaudited)	5,100,000	510	900,000	90	—	(10,141,719)	(10,141,119)
Accretion of Class A common stock subject to redemption	—	—	—	—	—	(701,466)	(701,466)
Excise tax payable	—	—	—	—	—	(192,088)	(192,088)
Net loss	—	—	—	—	—	(227,581)	(227,581)
Balance – September 30, 2023 (unaudited)	5,100,000	$510	900,000	$90	$—	$(11,262,854)	$(11,262,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(2,658,158)	$284,429
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in value of derivative liabilities	411,910	588,915
Interest expense - debt discount	456,449	—
Interest earned on investments held in Trust Account	(357,115)	(2,898,986)
Gain on forgiveness of deferred underwriting fee payable	—	(273,110)
Change in fair value of forward purchase agreement	—	(86,369)
Stock compensation expense	1,109,250	—
Deferred tax benefit	(4,774)	(156,593)
Changes in operating assets and liabilities:
Prepaid expenses	21,926	281,046
Accounts payable	369,890	(77,780)
Accrued expenses	(84,311)	449,786
Due to related party	(58,000)	225,000
Due from related party	49,972	(891,000)
Due from sponsor	(225,000)	—
Due to investor	25,000	—
Income tax payable	(51,387)	203,768
Franchise tax payable	—	8,159
Net cash used in operating activities	(994,348)	(2,342,735)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	236,505	2,457,248
Cash withdrawn from Trust Account in connection with redemption	6,071,725	234,830,236
Cash deposited in Trust Account	(1,227,171)	(500,000)
Net cash provided by investing activities	5,081,059	236,787,484

Cash Flows from Financing Activities:
Contributions from Sponsor	—	100,000
Due to related party	—	420,000
Proceeds from related party	30,000	—
Proceeds pursuant to subscription agreement	350,000	—
Capital contribution from Sponsor	1,158,876	—
Proceeds from loan payable	108,466	—
Proceeds from convertible promissory note - related party	35,000	—
Due to shareholders	(650,402)	—
Redemption of common stock	(5,421,323)	(234,830,236)
Net cash used in financing activities	(4,389,383)	(234,310,236)

Net change in cash and restricted cash	(302,672)	134,513
Cash and restricted cash – beginning of the period	314,482	171,583
Total cash and restricted cash– end of the period	$11,810	$306,096

Cash and restricted cash – beginning of the period	$11,810	$—
Restricted cash	—	306,096
Total cash and restricted cash– end of the period	$11,810	$306,096

Supplemental Cash Flow Information:
Cash paid for franchise and income taxes	$236,505	$$1,447,889

Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable	$—	$5,126,890
Fair Value of subscription shares	$177,204	$—
Value of excise tax liability	$54,214	$2,348,302
Increase in Due to Investor	$—	$150,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company has one subsidiary, IAC Merger Sub Inc., a Florida corporation (“Merger Sub”), a direct wholly owned subsidiary of the Company incorporated on October 10, 2023. As of September 30, 2024 the subsidiary had no activity.

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. On October 29, 2024, the Company held a Special Meeting of stockholders. At the Special Meeting, the Company’s stockholders approved the Business Combination Agreement, dated as of October 13, 2023, as amended by the First Amendment to the Business Combination Agreement, dated as of June 21, 2024. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2024

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

If the Company is unable to complete a Business Combination by June 7, 2024, which may be extended only by the vote of the stockholders to approve an amendment to the amended and restated certificate of incorporation (the “Combination Period”) the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

SEPTEMBER 30, 2024

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

On September 7, 2023, October 7, 2023, November 7, 2023, December 15, 2023, January 5, 2024, February 2, 2024, February 7, 2024, March 20, 2024 and May 6, 2024, the Company deposited $20,000 into the Trust Account on each date, to extend the Business Combination Period from September 7, 2023 to June 7, 2024. On June 6, 2024, July 31, 2024, August 21, 2024, September 11, 2024, October 7, 2024, and November 15, 2024, the Company deposited $10,382 or $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account on each date to extend the Business Combination Period from June 7, 2024 to November 7, 2024. The Company will deposit an additional amount of $10,382 or $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account on or before the closing date of the Business Combination to extend the Business Combination Period to December 7, 2024.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On September 27, 2024, the Company received the Notice from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities are now subject to delisting. The Company’s registration statement filed in connection with the Company’s IPO became effective on September 1, 2021. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by September 1, 2024, the Company did not comply with IM5101-2, and its securities are now subject to delisting. Unless the Company requests an appeal of this determination by October 4, 2024, trading of the Company’s securities will be suspended at the opening of business on October 8, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company appealed the determination contained in the Notice and a hearing on the appeal was scheduled for November 14, 2024 (the “Hearing”). The Hearing was held on November 14, 2024 and the Company requested an extension until December 31, 2024 to complete the Business Combination. The Company is waiting for the decision on its appeal.

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

SEPTEMBER 30, 2024

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the excise tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024. The Company is currently evaluating its options with respect to this obligation. Any amount of such excise tax not paid in full, will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

As a result, the Company booked a liability of $2,348,302 for the excise tax based on 1% of shares redeemed during the year ended December 31, 2023 and $54,214 for the excise tax based on 1% of shares redeemed during the nine months ended September 30, 2024. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Liquidity and Going Concern

As of September 30, 2024, the Company had $11,810 in its operating bank account available to pay operating expenses and working capital deficit of $5,274,211.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares (as defined in Note 3), and the loan from the Sponsor of approximately $163,000 under the Note (as defined in Note 4). The Company repaid $157,000 of Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 (see Note 6). For the nine months ended September 30, 2024, Polar funded Sponsor additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $375,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. As of September 30, 2024 and December 31, 2023, there were outstanding amounts of $975,000 and $600,000 due to Polar, respectively.

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of September 30, 2024, there was $35,000 outstanding amount under this Note included on the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2024

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on May 14, 2024.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Restricted Cash

The Company has $0 and $314,482 of restricted cash to be used to pay for taxes as of September 30, 2024 and December 31, 2023, respectively.

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

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, except for the derivative liabilities (see Note 9).

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

The Forward Purchase Agreement entered into on March 29, 2023 included elements that require liability classification under ASC 480. Accordingly, the Company recognizes the Forward Purchase Agreement as a liability at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as it is outstanding. The initial fair value of the Forward Purchase Agreement liability issued was estimated using a Put Option Pricing model, which analyzed and incorporated into the model the put price, the risk-free rate, the variable term, the settlement features, the likelihood of completing a business combination and the early termination provisions. The model estimates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections. The fair value was adjusted for the market implied likelihood of completing a business combination. The Forward Share Purchase Agreement was terminated as a result of the termination of the Avila BCA on August 10, 2023. As a result, there was no value assigned to the Forward Share Purchase Agreement. The Company has written off the liability and recognized the change in value of the Forward Share Purchase Agreement in the unaudited condensed consolidated statement of operations during the nine months ended September 30, 2023.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Capital Call Loan

The Company previously analyzed the Subscription Agreement under ASC 470 “Debt”, ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, “Derivatives and Hedging”, and previously concluded that, (i) the Subscription Shares (as defined in Note 5) issuable under the Subscription Agreement are not required to be accounted for as a liability under ASC 480, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10 and (iii) under ASC 470-20-25-2 the Subscription Shares are deemed to be representative of a freestanding financial instrument issued in a bundled transaction with the Capital Call Loan. The Subscription Shares to be issued as part of the bundled transaction were previously classified and accounted for as equity. As a result, proceeds from the sale of a debt instrument with stock purchase Subscription Shares were allocated to the two elements based on the relative fair values of the debt instrument without the Subscription Shares and of the Subscription Shares themselves at time of issuance. The portion of the proceeds allocated to the Subscription Shares was accounted for as paid-in capital. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. This resulted in a debt discount, which shall be accounted for as interest and amortized as interest expense over the life of the loan. Based on the previous accounting for Subscription Agreement, the Company recognized at draw dates an aggregate of $800,000 as capital call loan recorded as a due to investor under condensed consolidated balance sheets, $568,503 was recorded as additional paid-in capital and $568,503 was recognized as debt discount – due to investor which was amortized as interest expense in the profit and loss over the life of the loan.

On May 15, 2024, the Company, Sponsor and Polar entered into the Amendment pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 and in the event the Company consummates the business combination with Alpha Modus Corp., then the Company will not be obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination. However, if the Company consummates a business combination with an entity other than Alpha Modus, Corp., then the Company is obligated to issue to Polar one (1) share of the Company’s Class A Common Stock for each dollar Polar advances to the Company under at Subscription Agreement at the closing of the business combination with an entity other than Alpha Modus, Corp. After the amendment.

The Company analyzed the amended Subscription Agreement under ASC 470 “Debt”, ASC 480 “Distinguishing Liabilities from Equity”, ASC 815, “Derivatives and Hedging” and ASC 825 “Financial Instrument” and concluded that, (i) the Subscription Shares issuable under the Subscription Agreement are now required to be accounted for as a liability under ASC 480, (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10 and (iii) under ASC 470-20-25-2 the Subscription Shares are deemed to be representative of a freestanding financial instrument issued in a bundled transaction with the Capital Call Loan. The Subscription Shares to be issued as part of the bundled transaction shall be classified and accounted for as liability. The Subscription Shares are required to be classified and accounted for at fair value under ASC 480-10. The Company has not elected to classify and account for the Capital Call(s) at fair value under the fair value option under ASC 825. As a result, proceeds from the sale of a debt instrument with stock purchase Subscription Shares were allocated to the two elements based on the relative fair values of the debt instrument without the Subscription Shares and of the Subscription Shares themselves at time of issuance. The portion of the proceeds so allocated to the Subscription Shares was accounted for as subscription share liability. The remainder of the proceeds was allocated to the debt instrument portion of the transaction. This resulted in a debt discount, which shall be accounted for as interest on capital call date. In accordance with ASC 480-10, the Subscription Shares were initially required to be classified as liability classified instruments; therefore, the Subscription Shares are required to be measured at fair value at each reporting period with changes in fair value recorded within earnings. As a result of the amendment, the Company recognized the fair value of the subscription share liability on the amendment date amounting to $0. As of September 30, 2024, the Company drew an additional $175,000 as a capital call loan and recorded it as a due to investor on the condensed consolidated balance sheet, and $0 was allocated as fair value of the bundled subscription share.

As of September 30, 2024, the Company received $975,000 under the Subscription Agreement and recorded the amount as due to investor. No value was allocated to subscription share liability on the accompanying condensed consolidated balance sheet. As of December 31, 2023, the Company received $600,000 under the Subscription Agreement and recorded the amount as a due to investor, net of debt discount of $279,245, on the accompanying condensed consolidated balance sheet.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with issuance of the Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were offset by a full valuation allowance as of September 30, 2024 and December 31, 2023. Deferred tax liabilities were $5,161 and $9,935 as of September 30, 2024 and December 31, 2023, respectively.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Tax expense of approximately $12,000 and $52,000 was recognized for the three months ended September 30, 2024 and 2023, respectively, and amounts of approximately $59,000 and $637,000 were recognized for the nine months ended September 30, 2024 and 2023, respectively. There were no unrecognized tax benefits as of September 30, 2024 and December 31, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 519,080 and 1,000,945 shares of Class A common stock subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

SEPTEMBER 30, 2024

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2024 and 2023. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended September 30,
	2024			2023
	Class A redeemable	Class A non-redeemable	Class B	Class A redeemable	Class A non-redeemable	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(18,797)	$(184,683)	$(32,591)	$(64,374)	$(138,726)	$(24,481)
Denominator:
Basic and diluted weighted average common shares outstanding	519,080	5,100,000	900,000	2,366,608	5,100,000	900,000

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.04)	$(0.03)	$(0.03)	$(0.03)

	For the Nine Months Ended September 30,
	2024			2023
	Class A redeemable	Class A non-redeemable	Class B	Class A redeemable	Class A non-redeemable	Class B
Basic and diluted net (loss) income per common share:
Numerator:
Allocation of net (loss) income	$(311,063)	$(1,995,031)	$(352,064)	$159,231	$75,165	$50,033
Denominator:
Basic and diluted weighted average common shares outstanding	795,185	5,100,000	900,000	7,637,976	3,605,495	2,400,000

Basic and diluted net (loss) income per common share	$(0.39)	$(0.39)	$(0.39)	$0.02	$0.02	$0.02

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Services Agreement

On September 1, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of the Company’s management team until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation. On June 21, 2024, the Company entered into a fee waiver agreement with the Sponsor and a member of the management team whereas 125,000 shares of the post Business Combination entity shall be issued in full satisfaction of all compensation through March 31, 2024 and in the future. For the three and nine months ended September 30, 2024, the Company incurred approximately $0 and $30,000, respectively. For the three and nine months ended September 30, 2023, the Company incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, $190,000 and $160,000 were included in due to related party on the condensed consolidated balance sheets, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The board of directors has also approved payments of up to $15,000 per month, through the earlier of the consummation of the Company’s initial Business Combination or its liquidation, to members of the Company’s management team for services rendered to the Company. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. On April 21, 2024, all deferred compensation owed to Mr. Gary by the Company to date, in the aggregate amount of $132,500, shall be forfeited and henceforth shall cease to accrue $7,500 per month in service fees currently recorded in due to related party on the condensed consolidated balance sheets. On June 21, 2024, the Company entered into a fee waiver agreement with the Sponsor and a member of the management team whereas 125,000 shares of the post Business Combination entity shall be issued in full satisfaction of all compensation through March 31, 2024 and in the future. For the three and nine months ended September 30, 2024, the Company incurred approximately $0 and $24,500, respectively, under the services agreement. For the three and nine months ended September 30, 2023, the Company incurred approximately $45,000 and $135,000, respectively, under the services agreement. As of September 30, 2024 and December 31, 2023, $137,000 and $225,000 were included in due to related party on the condensed consolidated balance sheets, respectively.

The agreement will be accounted for under ASC 718 and the Company recorded a stock compensation expense for the fair value of the shares to be issued in excess of the fair value of the liability recorded as of September 30, 2024. The Company estimated the aggregate fair value of the 125,000 shares of the post Business Combination attributable to the member of the management team in full satisfaction of all compensation and administrative fees through March 31, 2024 and in the future to be $1,436,250 or $11.49 per share. The fair value of the post Business Combination shares was based on the publicly traded share price of the Company as of the date of the agreement.

Convertible Promissory Note – Related Party

On August 17, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $480,000 (the “Note”) to the Sponsor, in exchange for the Sponsor advancing $480,000 to the Company to fund six one-month extensions of the amount of time the Company has to complete its initial business combination, from March 7, 2023 to September 7, 2023. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. In addition, at the option of the holder, the Note may be paid by the Company through the issuance of private placement warrants of the Company at a price of $1.00 per unit. The loan will be forgiven, except to the extent of any funds held outside of the Company’s trust account, by the Sponsor, if Company is unable to consummate an initial business combination. As of September 30, 2024 there was no amount drawn from the promissory note and on November 6, 2023 the Company and the Sponsor entered into a written agreement to rescind and nullify the promissory note.

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of September 30, 2024, there was $35,000 outstanding under this Note included on the condensed consolidated balance sheet.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Due to Related Party

As of September 30, 2024, the Sponsor advanced a total of $485,000 to the Company of which $450,000 was deposited to the Trust to extend the Business Combination Period from April 7, 2023 to September 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on March 6, 2023 allowing the Company to consummate an initial business combination from March 7, 2023 to September 7, 2023, provided that the Company deposits the lesser of $80,000 and $0.04 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension and $20,000 was deposited to the Trust to extend the Business Combination period from September 7, 2023 to October 7, 2023 based on the Amended and Restated Certificate of Incorporation as amended on September 6, 2023 allowing the Company to consummate an initial business combination from September 7, 2023 to June 7, 2024, provided that the Company deposits the lesser of $20,000 and $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account, as defined in the Charter for each one-month extension. As of September 30, 2024 and December 31, 2023, $450,000 and $420,000 were included in due to related party on the condensed consolidated balance sheets, respectively.

Due from Related Party

On July 20, 2023 and August 7, 2023, a total of $891,000 was transferred to the Sponsor from the operating bank account, of which a total of $616,000 was paid back on October 10, 2023, October 11, 2023 and December 13, 2023. Additionally, during the year ended December 31, 2023 the Sponsor paid operating expenses on behalf of the Company with a total value of $80,000 which has been netted against the amount owed. During the nine months ended September 30, 2024, a total of $49,972 was paid back.

As of September 30, 2024 and December 31, 2023, there were amounts of $145,028 and $195,000 outstanding from the Sponsor, respectively.

Due from Sponsor

Between March 2, 2023 and December 5, 2023, the Company withdrew an aggregate amount of $2,497,248 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. While the Company paid an aggregate amount of $1,447,889 for tax payments, the remaining amount of $1,049,359, that was withdrawn from the Trust Account for tax purposes, was used to pay other business expenses of the Company. On March 15, 2024, the Sponsor deposited $1,049,359 into the Trust Account, and on March 26, 2024, the Sponsor deposited an additional amount $36,285 into the Trust Account to reimburse the Trust Account for interest that would have earned on the $1,049,359 that was erroneously withdrawn from the Trust Account of which $24,656 was accrued as of December 31, 2023. From March 11, 2024 through March 14, 2024, the Sponsor transferred an aggregate of $1,090,000 to fund amounts transferred to the Trust Account.

For the nine months ended September 30, 2024, Polar funded Sponsor an additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $150,000 from Polar.

As of September 30, 2024 and December 31, 2023, there were amounts of $140,139 and $1,074,015 outstanding from the Sponsor, respectively.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On March 28, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. As a result, the Company recognized $273,110 of gain on forgiveness of underwriting fee payable and $5,126,890 toward Class A redeemable shares in relation to the forgiveness of the deferred underwriter fee allocated to the underwriter in the accompanying unaudited condensed consolidated financial statements. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of September 30, 2024 and December 31, 2023, $6,600,000 was outstanding under deferred underwriting fee payable.

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

SEPTEMBER 30, 2024

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

On August 10, 2023, the Company and Avila entered into a Letter Agreement providing for the mutual termination of the Avila BCA. The Letter Agreement provides for the mutual release of claims against the other party and also provides that Avila will pay to the Company $300,000 in partial reimbursement of expenses incurred by the Company in connection with the Avila BCA (the “Avila Payment”). The Avila Payment is due and payable as follows: 1) up to $300,000 immediately upon Avila’s receipt of net proceeds from any financing, public or private, in excess of U.S. $3,000,000, -or- (2) (i) $50,000 by December 1, 2023, (ii) $100,000 by February 1, 2024 and (iii) $150,000 by April 1, 2024. Management does not believe that Avila has the funds to pay the reimbursement of expenses in connection with the Avila BCA and believes it to be uncollectible. The Company has fully allowed for the receivable from Avila for the reimbursement of expenses in connection with the Avila BCA as of September 30, 2024.

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

On October 29, 2024, the Company held a Special Meeting of stockholders. At the Special Meeting, the Company’s stockholders approved the Business Combination Agreement, dated as of October 13, 2023, as amended by the First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among the Company, IAC Merger Sub Inc. (“Merger Sub”), and Alpha Modus, Corp. (“Alpha Modus”), and approve the transactions contemplated thereby, including the merger of Merger Sub with and into Alpha Modus, with Alpha Modus continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Business Combination”), approved the Company’s amended and restated certificate of incorporation, as amended (the “IAC Charter”), in connection with the closing of the Business Combination, by adopting the second amended and restated certificate of incorporation (the “Amended and Restated Charter”), which includes the authorization to issue and designation of 7,500,000 new shares of preferred stock as Series C Redeemable Convertible Preferred Stock”, and the stockholders also approved the issuance of shares of the Company’s common stock pursuant to the Business Combination Agreement, as well as the issuance of shares of the Company’s common stock issuable upon conversion of the Company’s Series C Redeemable Convertible Preferred Stock issuable pursuant to the Business Combination Agreement for purposes of complying with the applicable listing rules of the Nasdaq Stock Market. In connection with the stockholders’ vote at the Special Meeting, 426,135 shares were tendered for redemption.

Subscription Agreement

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). For the nine months ended September 30, 2024, Polar funded Sponsor additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $375,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. All subsequent Capital Calls are subject to the mutual consent of the Company, Sponsor and Polar. All Capital Calls funded by Polar shall not accrue interest and are repayable by the Sponsor at the closing of the Company’s initial business combination. At the option of Polar, all Capital Calls funded by Polar may be repaid by the Company through the issuance of one share of Class A Common Stock for each $10 of the outstanding Capital Calls funded by Polar. Sponsor is also responsible to reimburse Polar for its reasonable attorney’s fees incurred in connection with the Subscription Agreement up to $5,000. In the event, a business combination does not occur and the Company liquidates, then all Capital Calls funded by Polar out of cash held in the Sponsor’s bank accounts and/or the Company’s bank accounts, excluding the Company’s Trust Account. The Sponsor Loans shall not accrue interest and shall be repaid by the Company at the closing of the business combination.

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Note 6 - Class A Shares of Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. In connection with the Extensions on March 6, 2023, September 6, 2023 and June 5, 2024, the holders of 21,151,393, 1,847,662 and 481,865 Class A common shares, representing approximately 88.1%, 65% and 48%, respectively, of the Company’s issued and outstanding Class A common shares, elected to redeem their shares. Following such redemptions, approximately $5,840,000 will remain in the trust account and 1,000,945 shares of Class A Common Stock subject to possible redemption will remain issued and outstanding. As of September 30, 2024 and December 31, 2023, there were 519,080 and 1,000,945 shares of Class A common stock subject to possible redemption outstanding at $11.27 and $10.84 redemption value, respectively, all of which were subject to possible redemption.

The shares of Class A common stock issued in the Initial Public Offering were recognized in Class A common stock subject to possible redemption as follows:

Class A common stock subject to possible redemption at December 31, 2022	$243,597,590
Less:
Redemptions	(234,830,236)
Due to shareholder	(628,758)
Accretion of carrying value to redemption value	(2,418,083)
Plus:
Waiver of underwriting fee allocated to Class A Common Stock	5,126,890
Class A common stock subject to possible redemption at December 31, 2023	10,847,403
Less:
Redemptions	(5,421,323)
Due to shareholder	(21,644)
Plus:
Accretion of Class A common stock subject to possible redemption amount	445,894
Class A common stock subject to possible redemption at September 30, 2024	$5,850,330

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 7 - Stockholders’ Deficit

Preferred Stock -The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 5,619,080 and 6,100,945 shares of Class A common stock issued and outstanding, respectively. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6). On March 22, 2023, 5,100,000 shares of Class B common stock were exchanged for an equal number of shares of Class A common stock. Such shares are not entitled to redemption rights.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 900,000 shares of Class B common stock issued and outstanding.

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

Note 8 - Warrants

As of September 30, 2024 and December 31, 2023, the Company has 12,000,000 and 8,700,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

SEPTEMBER 30, 2024

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money Market Funds	$5,940,746	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$600,000	$—
Derivative liabilities-private warrants	$—	$435,000	$—

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

December 31, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$10,664,690	$—	$—
Liabilities:
Derivative liabilities-public warrants	$—	$361,200	$—
Derivative liabilities-private warrants	$—	$261,890	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement on October 1, 2021 because the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement in September 2022, due to the limited trading activity of the Public Warrants at September 30, 2022 through December 31, 2023. The Private Placement Warrants were transferred from a Level 3 measurement to a Level 2 measurement in September 2022, as the Public and Private Placement Warrants are viewed as economically equivalent. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2024.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields and quoted market prices from dealers or brokers.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company, did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 7, 2024, the Company deposited $10,382 or $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account to extend the Business Combination Period from September 7, 2024 to October 7, 2024. On November 15, 2024, the Company deposited $10,382 or $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account to extend the Business Combination Period from October 7, 2024 to November 7, 2024. The Company will deposit an additional amount of $10,382 or $0.02 for each outstanding share of common stock sold in the Company’s initial public offering into the Trust Account on or before the closing date of the Business Combination to extend the Business Combination Period to December 7, 2024.

On October 14, 2024, the Company held its Special Meeting for the purpose of approving the proposals set forth in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 18, 2024 (the “Proxy Statement”). The only matter presented at the Special Meeting was to adjourn the Special Meeting to Tuesday, October 29, 2024 at 11:00 a.m. The Chairman proposed to adjourn the Special Meeting to Tuesday, October 29, 2024 at 11:00 a.m. and 5,512,500 shares of common stock of the Company were voted in favor of the adjournment, and that such number constituted a majority of the issued and outstanding shares of common stock present in person or represented by proxy and entitled to vote and voted at the Special Meeting. Accordingly, the Special Meeting was adjourned to Tuesday, October 29, 2024 at 11:00 a.m.

In connection with the adjournment of the Special Meeting, the Company also extended the deadline for stockholders of the Company to exercise their redemption rights to Friday, October 25, 2024 at 5:00 p.m. Accordingly, all stockholders have until October 25, 2024 at 5:00 p.m. to redeem their shares and any stockholder who has previously tendered its shares for redemption and now decides that it does not want to redeem its shares may withdraw such redemption request.

On October 23, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”), an entity controlled by John M. Fife, pursuant to which the Company will sell, and the Investor will purchase, a secured convertible promissory note in the original principal amount of $2,890,000 (the “Note”) for a net purchase price of $2,600,000 (after deducting an original issue discount of $260,000, and payment of $30,000 for the Investor’s legal, accounting, due diligence, asset monitoring, and other transaction expenses), which is anticipated to close on the date that the Company closes its business combination (the “Business Combination”) with Alpha Modus, Corp. (“Alpha Modus”).

INSIGHT ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA grants the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus is required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), are required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party will be subordinated to Investor, (ii) all security interests of any Capital Party will be subordinate to Investor’s security interests, (iii) the Borrowers will not make any payments to any Capital Party, (iv) none of the Capital Parties will accelerate any subordinated debt or equity, (v) and no Capital Party will convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor has been fully paid and all financing agreements between the Investor and the Borrowers are terminated.

The Note will mature 18 months following the date the purchase price is delivered to the Company (the “Purchase Price Date”), will accrue interest of 10% per annum, will be prepayable (after providing five trading days’ notice) at a 20% premium to the then-outstanding balance of the Note, and will be convertible into Class A common stock (“Common Stock”) of the Company as described below. Within 30 days of the Purchase Price Date, the Company will be obligated to file a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) registering a number of shares of Common Stock issuable upon conversion of the Note in an amount no less than two times the number of shares of Common Stock necessary to convert the outstanding balance under the Note in full as of the date the Company files the registration statement. If the registration statement is not declared effective by the SEC within 120 days of the Purchase Price Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the registration statement is declared effective or the Investor is able to sell shares of Common Stock issuable upon conversion of the Note pursuant to Rule 144 under the Securities Act of 1933, as amended. If by the date that 50% of the shares registered under the registration statement have been issued to Investor (such date, the “Trigger Date”) the Note has not yet been repaid in full, the Company will be obligated to file an additional registration statement registering additional shares of Common Stock issuable upon conversion of the Note within 30 days of the Trigger Date. If that additional registration statement is not declared effective by the SEC within 120 days of the Trigger Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the additional registration statement is declared effective.

The Note will be convertible at the election of the Investor into shares of Common Stock at any time following the earlier of the effective date of the registration statement described above or one year following the Purchase Price Date, at a conversion price equal to 90% multiplied by the lowest daily volume-weighted average price during the five trading days preceding conversion, and provided that (i) the Investor may not convert the Note into shares of Common Stock to the extent that such conversion would result in the Investor’s beneficial ownership of Common Stock being in excess of 4.99% (or 9.99% if the Company’s market capitalization is less than $10 million), and provided that (ii) the Note is not convertible into a total cumulative number of shares of Common Stock in excess of the number of shares of Common Stock permitted by Nasdaq Listing Rule 5635 (the “Exchange Cap”). Pursuant to the terms of the Note, the Company will, within 120 days of the Purchase Price Date, seek shareholder approval of the Note and the issuance of shares of Common Stock, issuable upon conversion of the Note and pursuant to the Reinvestment Right, in excess of the Exchange Cap (the “Shareholder Approvals”). If such shareholder approval is not obtained within 120 days, the Company will continue to seek shareholder approval every three months thereafter until shareholder approval is obtained. Pursuant to the Subordination Agreement, each Capital Party is required to vote all of their shares of Company stock in favor of the Shareholder Approvals. Under the SPA, the Company is required to initially reserve 7,500,000 shares of its Common Stock for issuance to the Investor under the Note, and the Company is required to add additional shares to the reserve in increments of 100,000 shares when requested by the Investor if at the time of the request the number of shares being held in reserve is less than three times the number of shares of Common Stock equal to the outstanding balance under the Note divided by the applicable conversion price at that time.

On October 29, 2024, the Company held a Special Meeting of stockholders. At the Special Meeting, the Company’s stockholders approved the Business Combination Agreement, dated as of October 13, 2023, as amended by the First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among the Company, IAC Merger Sub Inc. (“Merger Sub”), and Alpha Modus, Corp. (“Alpha Modus”), and approve the transactions contemplated thereby, including the merger of Merger Sub with and into Alpha Modus, with Alpha Modus continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Business Combination”), approved the Company’s amended and restated certificate of incorporation, as amended (the “IAC Charter”), in connection with the closing of the Business Combination, by adopting the second amended and restated certificate of incorporation (the “Amended and Restated Charter”), which includes the authorization to issue and designation of 7,500,000 new shares of preferred stock as Series C Redeemable Convertible Preferred Stock”, and the stockholders also approved the issuance of shares of the Company’s common stock pursuant to the Business Combination Agreement, as well as the issuance of shares of the Company’s common stock issuable upon conversion of the Company’s Series C Redeemable Convertible Preferred Stock issuable pursuant to the Business Combination Agreement for purposes of complying with the applicable listing rules of the Nasdaq Stock Market. In connection with the stockholders’ vote at the Special Meeting, 426,135 shares were tendered for redemption.

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

Initial Proposed Business Combination

On April 3, 2023, the Company, Avila Amalco Sub Inc., an Alberta corporation (“Amalco Sub”) and Avila Energy Corporation, an Alberta corporation (“Avila”), entered into a business combination agreement (the “Avila BCA”) pursuant to which the Company will acquire Avila for consideration of shares of the Company following its redomicile into the Province of Alberta. The terms of the Avila BCA, which contained customary representations and warranties, covenants, closing conditions and other terms relating to the mergers and the other transactions contemplated thereby, are summarized below. The Company’s entry into the Avila BCA was previously disclosed in the Company’s Current Report on Form 8-K, which was filed on April 4, 2023, and is incorporated herein by reference.

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

On October 29, 2024, the Company held a Special Meeting of stockholders. At the Special Meeting, the Company’s stockholders approved the Business Combination Agreement, dated as of October 13, 2023, as amended by the First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among the Company, IAC Merger Sub Inc. (“Merger Sub”), and Alpha Modus, Corp. (“Alpha Modus”), and approve the transactions contemplated thereby, including the merger of Merger Sub with and into Alpha Modus, with Alpha Modus continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Business Combination”), approved the Company’s amended and restated certificate of incorporation, as amended (the “IAC Charter”), in connection with the closing of the Business Combination, by adopting the second amended and restated certificate of incorporation (the “Amended and Restated Charter”), which includes the authorization to issue and designation of 7,500,000 new shares of preferred stock as Series C Redeemable Convertible Preferred Stock”, and the stockholders also approved the issuance of shares of the Company’s common stock pursuant to the Business Combination Agreement, as well as the issuance of shares of the Company’s common stock issuable upon conversion of the Company’s Series C Redeemable Convertible Preferred Stock issuable pursuant to the Business Combination Agreement for purposes of complying with the applicable listing rules of the Nasdaq Stock Market. In connection with the stockholders’ vote at the Special Meeting, 426,135 shares were tendered for redemption.

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

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Board learned that between March 2, 2023 and December 5, 2023, the Company withdrew an aggregate amount of $2,497,248.57 from the Trust Account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the Trust Account for the payment of taxes. Jeff Gary, consistent with his position as the Company’s Chief Financial Officer, signed and delivered each of the seven separate written withdrawal requests to Continental. Between March 10, 2023 and December 11, 2023 the Company paid an aggregate amount of $1,447,889.17 of which $1,130,000, in four payments, was paid for estimated income tax payments for 2022 and 2023 and $317,889.17, in three payments, was paid for Delaware franchise taxes. Mr. Gary, acting in his capacity as CFO, made each of the seven payments for estimated taxes and Delaware franchise taxes. The Board learned further that between March 2, 2023 and December 31, 2023, Mr. Gary used the remaining $1,049,359.40, that was withdrawn from the Trust Account for tax purposes to pay other business expenses of the Company. Each of the transactions described above was recorded on the books of the Company and no money was used for anything other than tax payments or appropriate Company business related expenses. The $1,049,359.40 that was withdrawn from the Trust Account for tax purposes to pay business expenses of the Company was fully paid back to the Trust Account by the Sponsor on March 15, 2024 and on March 26, 2024, and the Sponsor wired an additional $36,285.07 in to the Trust Account to reimburse the Trust Account for interest that would have accrued on the funds that were erroneously withdrawn from the Trust Account. As a result, there has been no financial loss to shareholders or the Trust Account. The Sponsor’s reimbursement of the Trust Account in the amount of $1,085,644.32 is memorialized in a Capital Contribution Agreement, dated May 9, 2024 between the Company and Insight Acquisition Sponsor, LLC, which is attached hereto as Exhibit 10.20.

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

On September 27, 2024, the Company received the Notice from the Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities are now subject to delisting. The Company’s registration statement filed in connection with the Company’s IPO became effective on September 1, 2021. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company failed to complete its initial business combination by September 1, 2024, the Company did not comply with IM5101-2, and its securities are now subject to delisting. Unless the Company requests an appeal of this determination by October 4, 2024, trading of the Company’s securities will be suspended at the opening of business on October 8, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The Nasdaq Stock Market. The Company appealed the determination contained in the Notice and a hearing on the appeal was scheduled for November 14, 2024 (the “Hearing”). The Hearing was held on November 14, 2024 and the Company requested an extension until December 31, 2024 to complete the Business Combination. The Company is waiting for the decision on its appeal.

Liquidity and Going Concern

As of September 30, 2024, we had $11,810 in our operating bank account for operating expenses and working capital deficit of $5,274,211.

Our liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of the Founder Shares, and the loan from the Sponsor of approximately $163,000 under the Note. We repaid $157,000 of the Note balance on September 7, 2021 and repaid the remaining balance of approximately $6,000 in full on September 13, 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). As of September 30, 2024 and December 31, 2023, there were no amounts outstanding under any Working Capital Loans.

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

On August 30, 2023, the Company, Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an investor, entered into an agreement (the “Subscription Agreement”) in which Polar has agreed to fund the Sponsor up to $1,000,000, pursuant to written draw down requests (a “Capital Call”), and the Sponsor will in turn loan such funds to the Company, to cover the Company’s working capital expenses (each a “Sponsor Loan”). On May 15, 2024, the Company, Sponsor and Polar entered into Amendment No. 1 to the Subscription Agreement (the “Polar Amendment”) pursuant to which Polar’s aggregate advance under the Subscription Agreement was reduced from $1,000,000 to $975,000 (see Note 6). For the nine months ended September 30, 2024, Polar funded Sponsor additional $375,000 under the Subscription Agreement and the Sponsor loaned the Company $375,000 from Polar. For the year ended December 31, 2023, Polar funded Sponsor $600,000 under the Subscription Agreement and the Sponsor loaned the Company $600,000 from Polar. As of September 30, 2024 and December 31, 2023 there were $975,000 and $600,000 outstanding due to Polar, respectively.

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be prepaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of September 30, 2024, there was $35,000 outstanding amount under this Note included on the unaudited condensed consolidated balance sheets.

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

Results of Operations

Our entire activity since inception up to September 30, 2024 was in preparation for our formation, the IPO and search for a business combination target. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2024, we had net loss of approximately $236,000, which consisted of approximately $228,000 of loss on change in the fair value of derivative liabilities, approximately $105,000 in general and administrative costs, approximately $21,000 franchise tax expenses and approximately $12,000 income tax expense, partially offset by approximately $53,000 in general and administrative costs – related party, net of forfeited costs, and approximately $77,000 of gain on investments held in Trust Account.

For the nine months ended September 30, 2024, we had net loss of approximately $2.7 million, which consisted of approximately $412,000 of loss on change in the fair value of derivative liabilities, approximately $960,000 in general and administrative costs, approximately $77,000 franchise tax expenses, approximately $456,000 interest expense – debt discount, $1,109,000 stock compensation expense, and approximately $59,000 income tax expense, partially offset by net of forfeited costs and approximately $357,000 of gain on investments held in Trust Account and approximately $58,000 in general and administrative costs – related party.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.8 million in the aggregate, paid upon the closing of the IPO. An additional fee of $0.50 per unit, or $12.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 3, 2023, the Company received a waiver from one of the underwriters of its Initial Public Offering pursuant to which such underwriter waived all rights to $5.4 million of its $8.4 million deferred underwriting commissions payable upon completion of an initial Business Combination. In connection with this waiver, the underwriter also agreed that the remainder of the deferred underwriting fee of $3.0 million will be payable upon the consummation of the business combination. As of September 30, 2024 and December 31, 2023, $6,600,000 were outstanding under deferred underwriting fee payable.

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

Services Agreement

On September 1, 2021, we entered into an agreement with the Sponsor, pursuant to which we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to or incurred by members of our management team until the earlier of the consummation of a Business Combination and the Company’s liquidation. On June 21, 2024, the Company entered into a fee waiver agreement with the Sponsor and a member of the management team whereas 125,000 shares of the post Business Combination entity shall be issued in full satisfaction of all compensation through March 31, 2024 and in the future. For the three and nine months ended September 30, 2024, we incurred approximately $30,000 and $90,000, respectively, under the services agreement of which $60,000 was offset due to the fee waiver agreement in the statements of operations. For the three and nine months ended September 30, 2023, we incurred approximately $30,000 and $90,000, respectively, under the services agreement in the condensed statements of operations. As of September 30, 2024 and December 31, 2023, $190,000 and $160,000, respectively, was included in accrued expenses—related party on the unaudited condensed consolidated balance sheets.

The Board has also approved payments of up to $15,000 per month, through the earlier of the consummation of our initial Business Combination or our liquidation, to members of our management team for services rendered to us. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates. On April 21, 2024, all deferred compensation owed to Mr. Gary by the Company to date, in the aggregate amount of $132,500, shall be forfeited, and henceforth shall cease to accrue $7,500 per month in service fees currently recorded in due to related party on the balance sheets. On June 21, 2024, the Company entered into a fee waiver agreement with the Sponsor and a member of the management team whereas 125,000 shares of the post Business Combination entity shall be issued in full satisfaction of all compensation through March 31, 2024 and in the future. For the three and nine months ended September 30, 2024, we incurred approximately $22,500 and $90,000, respectively, under the services agreement of which $133,000 was offset due to the forfeiture of Mr. Gary’s deferred compensation and $45,000 was offset due to the fee waiver agreement. For the three and nine months ended September 30, 2023, we incurred approximately $45,000 and $135,000, respectively, under the services agreement in the condensed statements of operations. As of September 30, 2024 and December 31, 2023, $137,000 and $225,000, respectively, was included in due to related party on the unaudited condensed consolidated balance sheets.

Critical Accounting Estimates

The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2024 due to the Company’s inability to timely file the Annual Report on Form 10-K for the years ended December 31, 2022 and 2023, and the subsequent June 30, 2023 and September 30, 2023 Form 10-Qs, as well as the over withdrawal of the trust funds, incorrect transfer of funds to the Sponsor account, as noted below, and restatement of prior periods, which resulted in material weaknesses.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our unaudited condensed consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of September 30, 2024 due to the deficiencies noted above.

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

Subsequent Event

On October 14, 2024, the Company held its Special Meeting for the purpose of approving the proposals set forth in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on September 18, 2024 (the “Proxy Statement”). The only matter presented at the Special Meeting was to adjourn the Special Meeting to Tuesday, October 29, 2024 at 11:00 a.m. The Chairman proposed to adjourn the Special Meeting to Tuesday, October 29, 2024 at 11:00 a.m. and 5,512,500 shares of common stock of the Company were voted in favor of the adjournment, and that such number constituted a majority of the issued and outstanding shares of common stock present in person or represented by proxy and entitled to vote and voted at the Special Meeting. Accordingly, the Special Meeting was adjourned to Tuesday, October 29, 2024 at 11:00 a.m.

In connection with the adjournment of the Special Meeting, the Company also extended the deadline for stockholders of the Company to exercise their redemption rights to Friday, October 25, 2024 at 5:00 p.m. Accordingly, all stockholders have until October 25, 2024 at 5:00 p.m. to redeem their shares and any stockholder who has previously tendered its shares for redemption and now decides that it does not want to redeem its shares may withdraw such redemption request.

On October 23, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”), an entity controlled by John M. Fife, pursuant to which the Company will sell, and the Investor will purchase, a secured convertible promissory note in the original principal amount of $2,890,000 (the “Note”) for a net purchase price of $2,600,000 (after deducting an original issue discount of $260,000, and payment of $30,000 for the Investor’s legal, accounting, due diligence, asset monitoring, and other transaction expenses), which is anticipated to close on the date that the Company closes its business combination (the “Business Combination”) with Alpha Modus, Corp. (“Alpha Modus”).

The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA grants the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus is required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), are required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party will be subordinated to Investor, (ii) all security interests of any Capital Party will be subordinate to Investor’s security interests, (iii) the Borrowers will not make any payments to any Capital Party, (iv) none of the Capital Parties will accelerate any subordinated debt or equity, (v) and no Capital Party will convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor has been fully paid and all financing agreements between the Investor and the Borrowers are terminated.

The Note will mature 18 months following the date the purchase price is delivered to the Company (the “Purchase Price Date”), will accrue interest of 10% per annum, will be prepayable (after providing five trading days’ notice) at a 20% premium to the then-outstanding balance of the Note, and will be convertible into Class A common stock (“Common Stock”) of the Company as described below. Within 30 days of the Purchase Price Date, the Company will be obligated to file a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) registering a number of shares of Common Stock issuable upon conversion of the Note in an amount no less than two times the number of shares of Common Stock necessary to convert the outstanding balance under the Note in full as of the date the Company files the registration statement. If the registration statement is not declared effective by the SEC within 120 days of the Purchase Price Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the registration statement is declared effective or the Investor is able to sell shares of Common Stock issuable upon conversion of the Note pursuant to Rule 144 under the Securities Act of 1933, as amended. If by the date that 50% of the shares registered under the registration statement have been issued to Investor (such date, the “Trigger Date”) the Note has not yet been repaid in full, the Company will be obligated to file an additional registration statement registering additional shares of Common Stock issuable upon conversion of the Note within 30 days of the Trigger Date. If that additional registration statement is not declared effective by the SEC within 120 days of the Trigger Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the additional registration statement is declared effective.

The Note will be convertible at the election of the Investor into shares of Common Stock at any time following the earlier of the effective date of the registration statement described above or one year following the Purchase Price Date, at a conversion price equal to 90% multiplied by the lowest daily volume-weighted average price during the five trading days preceding conversion, and provided that (i) the Investor may not convert the Note into shares of Common Stock to the extent that such conversion would result in the Investor’s beneficial ownership of Common Stock being in excess of 4.99% (or 9.99% if the Company’s market capitalization is less than $10 million), and provided that (ii) the Note is not convertible into a total cumulative number of shares of Common Stock in excess of the number of shares of Common Stock permitted by Nasdaq Listing Rule 5635 (the “Exchange Cap”). Pursuant to the terms of the Note, the Company will, within 120 days of the Purchase Price Date, seek shareholder approval of the Note and the issuance of shares of Common Stock, issuable upon conversion of the Note and pursuant to the Reinvestment Right, in excess of the Exchange Cap (the “Shareholder Approvals”). If such shareholder approval is not obtained within 120 days, the Company will continue to seek shareholder approval every three months thereafter until shareholder approval is obtained. Pursuant to the Subordination Agreement, each Capital Party is required to vote all of their shares of Company stock in favor of the Shareholder Approvals. Under the SPA, the Company is required to initially reserve 7,500,000 shares of its Common Stock for issuance to the Investor under the Note, and the Company is required to add additional shares to the reserve in increments of 100,000 shares when requested by the Investor if at the time of the request the number of shares being held in reserve is less than three times the number of shares of Common Stock equal to the outstanding balance under the Note divided by the applicable conversion price at that time.

The foregoing description of the SPA, as well as the Guaranty, Security Agreements, IP Security Agreement, Subordination Agreement, and Note, do not purport to be complete and are qualified in their entirety by reference to the full text of the agreements, a copy of which (in the case of the SPA), or the form of which (in the case of the Guaranty, Security Agreements, IP Security Agreement, Subordination Agreement and Note) are filed as Exhibit 10.1 (and included as exhibits to it), to Current Report on Form 8-K filed on October 23, 2024.

On October 29, 2024, the Company held a Special Meeting of stockholders. At the Special Meeting, the Company’s stockholders approved the Business Combination Agreement, dated as of October 13, 2023, as amended by the First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among the Company, IAC Merger Sub Inc. (“Merger Sub”), and Alpha Modus, Corp. (“Alpha Modus”), and approve the transactions contemplated thereby, including the merger of Merger Sub with and into Alpha Modus, with Alpha Modus continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “Business Combination”), approved the Company’s amended and restated certificate of incorporation, as amended (the “IAC Charter”), in connection with the closing of the Business Combination, by adopting the second amended and restated certificate of incorporation (the “Amended and Restated Charter”), which includes the authorization to issue and designation of 7,500,000 new shares of preferred stock as Series C Redeemable Convertible Preferred Stock”, and the stockholders also approved the issuance of shares of the Company’s common stock pursuant to the Business Combination Agreement, as well as the issuance of shares of the Company’s common stock issuable upon conversion of the Company’s Series C Redeemable Convertible Preferred Stock issuable pursuant to the Business Combination Agreement for purposes of complying with the applicable listing rules of the Nasdaq Stock Market. In connection with the stockholders’ vote at the Special Meeting, 426,135 shares were tendered for redemption.

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

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.2(9)	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.
1.3(9)	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.
2.1(1)	Business Combination Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Amalco Sub Inc. and Avila Energy Corporation
2.2(4)	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.
2.3*	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.
3.1(2)	Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.2(5)	Third Amendment to Amended and Restated Certificate of Incorporation of Insight Acquisition Corp.
3.3(3)	Bylaws of Insight Acquisition Corp.
10.1(1)	Amended and Restated Sponsor Support Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and founding stockholders of Insight Acquisition Corp.
10.2(1)	Form of Company Support & Lock-Up Agreement, dated as of April 3, 2023, by and among Avila Energy Corporation, Insight Acquisition Corp. and certain stockholders of Avila Energy Corporation
10.3(1)	Amended and Restated Registration Rights Agreement, dated as of April 3, 2023, by and among Insight Acquisition Corp., Avila Energy Corporation and IPO underwriters of Insight Acquisition Corp.
10.4(1)	Forward Share Purchase Agreement dated as of March 29 2023, by and among Insight Acquisition Corp., Avila Energy Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP
10.5(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC
10.6(4)	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust
10.7(4)	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC
10.8(4)	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties
10.9(4)	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.
10.10(6)	Subscription Agreement, dated August 30, 2023, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.11(7)	Letter Agreement dated August 10, 2023
10.12(8)	Capital Contribution Agreement, effective as of May 9, 2024, between the Insight Acquisition Corp. and Insight Acquisition Sponsor, LLC
10.13(8)	Amendment No. 1 to Subscription Agreement, dated as of May 15, 2024, by and between Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund.
10.14(9)	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer
10.15*	Promissory Note, dated July 25, 2024 issued to Jeffrey J. Gary by Insight Acquisition Corp.
10.16(10)	Securities Purchase Agreement, dated October 23, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on April 4, 2023 (Commission File No. 001-40775).

(2)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on September 7, 2021 (Commission File No. 001-40775).

(3)	Incorporated by reference to the Form S-1 of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2021 (Registration Number 333-258727).

(4)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 17, 2023 (Commission File No. 001-40775).

(5)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on June 7, 2024 (Commission File No. 001-40775).

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 25, 2023 (Commission File No. 001-40775).

(7)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on August 11, 2023 (Commission File No. 001-40775).

(8)	Incorporated by reference to the Quarterly Report on Form 10-Q of Insight Acquisition Corp. filed with the Securities and Exchange Commission on June 6, 2024 (Commission File No. 001-40775).

(9)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on June 24, 2024 (Commission File No. 001-40775).

(10)	Incorporated by reference to the Current Report on Form 8-K of Insight Acquisition Corp. filed with the Securities and Exchange Commission on October 23, 2024 (Commission File No. 001-40775).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 18, 2024	INSIGHT ACQUISITION CORP.

	By:	/s/ Michael Singer
	Name:	Michael Singer
	Title:	Executive Chairman and Chief Executive Officer (Principal executive officer)

Dated: November 18, 2024	INSIGHT ACQUISITION CORP.

	By:	/s/ Glenn Worman
	Name:	Glenn Worman
	Title:	Chief Financial Officer (Principal financial and accounting officer)