Form 10-K
period 2024-12-31
ALPHA MODUS HOLDINGS, INC.
filed 2025-04-15
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40775

ALPHA MODUS HOLDINGS, INC.

(f/k/a Insight Acquisition Corp.)

(Exact name of registrant as specified in its charter)

Delaware	86-3386030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1340 Reynolds Avenue Unit 120, Irvine, California 92614

(Address of principal executive offices)

(704) 252-5050

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	AMOD	The Nasdaq Stock Market, LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	AMODW	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024, was $13,576,724, based upon 1,194,083 shares held by non-affiliates and the closing price of $11.37 per share on the last trading day (June 28, 2024) prior to such date.

The number of shares of common stock outstanding on April 15, 2025, was 12,476,780 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note and Frequently Used Terms

On December 13, 2024 (the “Closing” and such date the “Closing Date”), the Company, which was then named Insight Acquisition Corp., a Delaware corporation (“IAC”), Alpha Modus, Corp., a Florida corporation (“Legacy Alpha Modus”), and IAC Merger Sub Inc., a Florida corporation and newly formed wholly-owned subsidiary of IAC (“Merger Sub”), consummated the Business Combination pursuant to the terms of the Business Combination Agreement.

On the Closing Date, (i) IAC changed its name to “Alpha Modus Holdings, Inc.” (“Alpha Modus” or the “Company”), (ii) Merger Sub merged with and into Legacy Alpha Modus (the “Merger”), with Legacy Alpha Modus surviving the Merger as the wholly-owned subsidiary of the Company, (iii) the Company issued 5,295,000 shares of common stock and 7,500,000 shares of the Company’s Series C Preferred Stock to Legacy Alpha Modus’ shareholders as Merger consideration in the Business Combination, (iv) the Company issued 1,817,308 shares of common stock to various parties as required by the Business Combination Agreement, and (v) the parties to the Business Combination Agreement consummated the other transactions contemplated thereby.

Unless the context otherwise requires, references in this report to “Alpha Modus,” the “Company,” “us,” “we,” “our” and any related terms prior to the closing of the Business Combination are intended to mean Insight Acquisition Corp., a Delaware corporation, and after the closing of the Business Combination, Alpha Modus Holdings, Inc. and its consolidated subsidiaries.

“Amended and Restated Charter” means the second amended and restated certificate of incorporation of Alpha Modus, in effect as of the date of this report.

“Business Combination” means the Merger and the other transactions contemplated by the Business Combination Agreement.

“Business Combination Agreement” means the Business Combination Agreement, dated October 13, 2023, as amended by the First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among IAC, Merger Sub and Legacy Alpha Modus.

“Alpha Modus” means Alpha Modus Holdings, Inc., a Delaware corporation.

“Alpha Modus Board” means the board of directors of Alpha Modus.

“Closing” means the closing of the Business Combination.

“common stock” means the common stock, par value $0.0001 per share, of Alpha Modus Holdings, Inc.

“Company” means Alpha Modus Holdings, Inc., a Delaware corporation, formerly known as Insight Acquisition Corp.

“DGCL” means the General Corporation Law of the State of Delaware, as amended.

“Earnout Shares” means the up to 2,200,000 shares of common stock that may be issued to Legacy Alpha Modus securityholders if certain share prices of common stock are achieved and other conditions are satisfied.

“Founder Shares” means IAC common stock initially purchased and provided.

“IAC” or “INAQ” means Insight Acquisition Corp., a Delaware corporation, which was renamed “Alpha Modus Holdings, Inc.” in connection with the Closing.

“IAC Board” means the board of directors of IAC prior to the Business Combination.

“IAC Charter” means IAC’s amended and restated certificate of incorporation as filed with the Secretary of State of the State of Delaware on December 13, 2024.

“IAC Class A common stock” means the Class A common stock, par value $0.0001, of IAC.

“IAC Class B common stock” means the Class B common stock, par value $0.0001, of IAC.

“IAC IPO” means IAC’s initial public offering that was consummated by IAC on September 8, 2021.

“Legacy Alpha Modus” means Alpha Modus, Corp., a Florida corporation, and includes the surviving corporation after the Merger. References herein to Alpha Modus will include its subsidiaries, including Legacy Alpha Modus, to the extent reasonably applicable

“Legacy Alpha Modus Board” means the board of directors of Legacy Alpha Modus.

“Legacy Alpha Modus Series C Preferred Stock” means shares of Series C Redeemable Convertible Preferred Stock, par value $0.0001 per share, of Legacy Alpha Modus.

“Merger” means the merger of Merger Sub with and into Legacy Alpha Modus, with Legacy Alpha Modus continuing as the surviving corporation and as a wholly-owned subsidiary of Alpha Modus, in accordance with the terms of the Business Combination Agreement.

“Merger Sub” means IAC Merger Sub Inc., a Florida corporation.

“Private Placement” means the private placement consummated simultaneously with the IAC IPO in which IAC issued to the Sponsor the Private Placement Warrants.

“Private Placement Warrants” means 8,700,000 warrants to purchase shares of IAC Class A common stock issued to the Sponsor and the IAC IPO underwriters in the Private Placement (including the additional warrants purchased after the IAC IPO in connection with the overallotment securities issued by IAC’s underwriters). Each Private Placement Warrant entitles the holder thereof to purchase one share of IAC Class A common stock for $11.50 per share.

“Public Shares” means IAC Class A common stock underlying the Units sold in the IAC IPO, including any overallotment securities acquired by IAC’s underwriters.

“Public Warrants” means warrants underlying the Units issued in the IAC IPO. Each Public Warrant entitles the holder thereof to purchase one share of IAC Class A common stock for $11.50 per share.

“Sponsor” means Insight Acquisition Sponsor LLC, a Delaware limited liability company, which is an affiliate of Michael Singer, IAC’s Executive Chairman and Chief Executive Officer prior to the Closing.

“Trust Account” means the trust account of IAC, which holds the net proceeds of the IAC IPO, including from overallotment securities sold by IAC’s underwriters, and the sale of the Private Placement Warrants, together with interest earned thereon, less amounts released to pay franchise and income tax obligations and up to $100,000 for dissolution expenses, and amounts paid pursuant to redemptions.

“Units” means Units issued in the IAC IPO, including any overallotment securities acquired by IAC’s underwriters, consisting of one share of IAC Class A common stock and one-half of one Public Warrant.

“Warrants” means any of the Private Placement Warrants and the Public Warrants.

Note about Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report.

Forward-looking statements include, but are not limited to, statements concerning the following:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to leverage them;

●	our inability to predict or anticipate the duration or long-term economic and business consequences of various geopolitical events;

●	the effects of future regulation;

●	our ability to protect or monetize our intellectual property; and

●	changes in United States trade policies, as well as relations with other countries, and/or changes in regulations and/or sanctions;

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

Item 1. Business

References in this section to “we,” “our,” “us,” and “Alpha Modus” generally refer to Alpha Modus, Corp. prior to the Business Combination and to Alpha Modus Holdings, Inc. and its consolidated subsidiaries after giving effect to the Business Combination. References to “Legacy Alpha Modus” generally refer to Alpha Modus, Corp., and references to the “Company” generally refer to Alpha Modus Holdings, Inc. The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes and other information included elsewhere in this report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Note About Forward-Looking Statements.”

Overview

The Company was a blank check company as “Insight Acquisition Corp.” On December 13, 2024, the Company completed a business combination with Alpha Modus, Corp., a Florida corporation. At closing of the business combination, the Company’s name was changed to “Alpha Modus Holdings, Inc.,” and the Company’s operations are now those of Alpha Modus.

Alpha Modus offers technology as a service. Its core technologies have been deployed on IBM’s Bluemix platform and earned a Beacon Award by IBM 2016 for Best New Application on IBM Cloud from an Entrepreneur. Alpha Modus has been recognized by IBM Watson as a thought leader in technology. As technological innovation is at the core of the company, Alpha Modus has developed comprehensive end-to-end patented solutions for retailers and consumer brands to bring innovation to consumers and enhance their experience at the point of sale.

Business Combination Agreements

The Company was originally incorporated in Delaware on April 20, 2021, as a special purpose acquisition company under the name “Insight Acquisition Corp.” (“INAQ”).

On October 13, 2023, the Company and Alpha Modus, Corp. entered into the Business Combination Agreement, which was subsequently amended on June 21, 2024. Pursuant to the Business Combination Agreement, as amended, Alpha Modus, Corp., and the Company agreed that (i) each share of Alpha Modus, Corp. common stock (other than those properly exercising any applicable appraisal rights under applicable law) would be converted into (A) one share of Company common stock, and (B) the contingent right to receive a pro rata portion of the Earnout Shares (as defined below) (which may be zero); and (iii) each share of Alpha Modus, Corp. preferred stock (other than those properly exercising any applicable appraisal rights under applicable law) would be converted into (A) one share of Company Series C Preferred Stock, and (B) the contingent right to receive a pro rata portion of the Earnout Shares (as defined below) (which may be zero) (collectively the “Merger Consideration”).

The stockholders of Alpha Modus, Corp. may be issued up to 2,200,000 additional shares of Company common stock (the “Earnout Shares”). The Earnout Shares will be earned and issued in one-third (1/3) increments (of approximately 733,333 shares) if, for any twenty (20) trading days within any thirty (30)-consecutive trading day period beginning at least 180 days after the Closing and on or prior to the 5-year anniversary of the Closing, the VWAP of the Company’s common stock equals or exceeds $13.00 per share, $15.00 per share and $18.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing), respectively, with all remaining Earnout Shares earned and issued upon certain changes of control of IAC at or prior to the 5-year anniversary of the Closing.

Additionally, at the Closing, the Company’s sponsor, Insight Acquisition Sponsor LLC (the “Sponsor”) was required to deposit 750,000 shares of Company common stock into escrow (the “Sponsor Earnout Shares”), and the Sponsor Earnout Shares will be released to the Sponsor according to the same milestones and timelines applicable to the Earnout Shares described above. Additionally, the Company and the Sponsor agreed that the Sponsor will forfeit and cancel 750,000 shares of Company common stock at Closing. Finally, at the Closing, (i) the Company will to use its best efforts to pay off the Company’s loan(s) from Polar Multi-Strategy Master Fund (“Polar”) (expected to be approximately $975,000 at Closing), (ii) the Company will use its best efforts to pay Alpha Modus, Corp.’s loans from Janbella Group, LLC (“Janbella”) (expected to be approximately $1,400,000 at Closing), (iii) the Company will issue to Janbella 1,392,308 shares of Company common stock, (iv) the Company will issue to Michael Singer 125,000 shares of Company common stock, (v) the Company will issue to Cantor Fitzgerald & Co. (“Cantor”) 210,000 shares of Company common stock, and (vi) the Company will issue to Odeon Capital Group, LLC (“Odeon”) 90,000 shares of Company common stock.

Cantor, the representative of the underwriters in the Company’s original IPO in September 2021, was entitled to a deferred underwriting commission upon the closing of the Business Combination of $6,600,000, which amount was not subject to change based on redemption levels. On June 20, 2024, Cantor and Odeon entered into fee modification agreements with the Company pursuant to which (i) Cantor would be issued 210,000 shares of Company common stock and Odeon would be issued 90,000 shares of Company common stock at the closing of the Business Combination, and (ii) Cantor and Odeon would waive the right to any further underwriting commissions or other payments by the Company under its Underwriting Agreement with them, subject to the other terms of those fee modification agreements.

On October 29, 2024, Company stockholders approved the Business Combination and other transactions and proposal presented within the proxy statement/prospectus in connection with Business Combination transactions.

Financing in Connection with Business Combination

On October 23, 2024, Alpha Modus Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Company would sell, and the Investor would purchase, a secured convertible promissory note in the original principal amount of $2,890,000 (the “Note”) for a net purchase price of $2,600,000 (after deducting an original issue discount of $260,000, and payment of $30,000 for the Investor’s legal, accounting, due diligence, asset monitoring, and other transaction expenses).

The SPA included customary representations, warranties and covenants by the Company and customary closing conditions. The SPA grants the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus, Corp. is required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, Corp., granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, Corp., including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), are required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party will be subordinated to Investor, (ii) all security interests of any Capital Party will be subordinate to Investor’s security interests, (iii) the Borrowers will not make any payments to any Capital Party, (iv) none of the Capital Parties will accelerate any subordinated debt or equity, (v) and no Capital Party will convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor has been fully paid and all financing agreements between the Investor and the Borrowers are terminated.

The Note will mature 18 months following the date the purchase price is delivered to the Company (the “Purchase Price Date”), will accrue interest of 10% per annum, will be prepayable (after providing five trading days’ notice) at a 20% premium to the then-outstanding balance of the Note, and will be convertible into Class A common stock (“Common Stock”) of the Company as described below. Within 30 days of the Purchase Price Date, the Company will be obligated to file a registration statement on Form S-1 with the SEC registering a number of shares of Common Stock issuable upon conversion of the Note. If the registration statement is not declared effective by the SEC within 120 days of the Purchase Price Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the registration statement is declared effective or the Investor is able to sell shares of Common Stock issuable upon conversion of the Note pursuant to Rule 144 under the Securities Act of 1933, as amended. If by the date that 50% of the shares registered under the registration statement have been issued to Investor (such date, the “Trigger Date”) the Note has not yet been repaid in full, the Company will be obligated to file an additional registration statement registering additional shares of Common Stock issuable upon conversion of the Note within 30 days of the Trigger Date. If that additional registration statement is not declared effective by the SEC within 120 days of the Trigger Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the additional registration statement is declared effective.

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

On December 12, 2024, the Company amended the SPA (the “Amended SPA”) to revise the terms of the Note. Pursuant to the Amended SPA, the Note is not convertible below a floor price of $4.00/share, but if the closing bid price of the Company’s common stock is less than the floor price for ten consecutive trading days, the Company is required to begin making monthly payments under the Note on the date that is 90 days following the original funding date.

On or about December 13, 2024, the Company issued the Note to the Investor, the Note was funded on or about December 16, 2024, and since that time, the closing bid price of the Company’s common stock has been less than the $4.00 floor price for more than ten consecutive trading days, which, under the terms of the Amended SPA, would have required the Company to begin making monthly payments under the Note, with those monthly payments commencing on March 16, 2025, and with those monthly payments being equal to 120% multiplied by the outstanding balance divided by the lesser of 6 or the number of months remaining until the Note’s maturity date.

On January 27, 2025, the Company and the Investor entered into an amendment to the Note providing that (i) the Company is not required to begin making monthly payments under the Note until May 16, 2025, (ii) the monthly payments will equal $485,000.00 plus all accrued but unpaid interest, multiplied by 120%, and (iii) the Company will pay to the Investor 50% of all proceeds received by the Company from any equity line of credit or similar arrangement within one trading day of receipt by the Company.

Business Combination Closing

On December 13, 2024, the parties to the Business Combination Agreement consummated the Business Combination, and in connection with closing issued the Note to the Investor, and entered into the Guaranty, Security Agreements, IP Security Agreement, and Subordination Agreement. Immediately upon the consummation of the Business Combination, Alpha Modus, Corp. became a wholly owned subsidiary of the Company, the Company changed its name to “Alpha Modus Holdings, Inc.,” and the Company is now listed on Nasdaq under the symbol “AMOD”. The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, INAQ is treated as the acquired company for financial statement reporting purposes. See “Unaudited Pro Forma Condensed Combined Financial Information and Other Data.” Legacy Alpha Modus’ financial statements for previous periods will be disclosed in the Company’s future periodic reports filed with the SEC.

In connection with the Business Combination, approximately 426,136 shares of common stock were redeemed, which represented a significant portion of the publicly traded shares outstanding immediately prior to the Business Combination and resulted in only approximately $1.16 million of cash from the INAQ trust account becoming available to Alpha Modus in connection with the closing of the Business Combination. In the Business Combination, the Company issued 5,295,000 shares of common stock and 7,500,000 shares of Series C Preferred Stock to Legacy Alpha Modus’ shareholders as merger consideration in the Business Combination, and the Company issued 1,817,308 shares of common stock to various parties as required by the Business Combination Agreement. Immediately following the Business Combination, including the redemption of shares described above, there were 12,455,252 shares of the Company’s common stock (all Class A common stock) issued and outstanding, and 7,500,000 shares of the Company’s Series C Preferred Stock issued and outstanding.

As a result of becoming a publicly traded company, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Alpha Modus Operations

Alpha Modus engages in creating, developing and licensing data-driven technologies to enhance consumers’ in-store digital experience at the point of decision. The company was founded in 2014 and is headquartered in Cornelius, North Carolina.

Since its launch, Alpha Modus has defined and kept to its corporate mission by solving pain-points using actionable insights found in previously unstructured data and through the use of artificial intelligence which turns previously unstructured data, into valuable actionable insights. Alpha Modus began serving several clients in the financial markets and real estate industry. It was through these efforts that Alpha Modus gained acceptance for its thought-leading technology in data analytics as an IBM partner by leveraging the use of IBM Blue Mix cloud services platform powered by Watson. In 2016, following rigorous engagement and working alongside partner IBM, Alpha Modus was presented with a Beacon Award for “Best New Application on IBM Cloud” and anointed with the title “IBM’s born on the cloud, start-up of the century.” This award came as a result of Alpha Modus developing an algorithmic trading concept to better predict New York Stock Exchange market activity into the close of trading.

In 2017, Alpha Modus was introduced to Michael Garel, Founder and CEO of eyeQ. eyeQ was also an IBM partner and a recipient of an IBM Beacon award in 2015. eyeQ was an Austin, Texas-based startup with a focus on serving the retail sector with hardware devices which accompanied a SaaS revenue model. With the original intent of Alpha Modus leveraging eyeQ’s technology, which gathered consumer and brand metadata, for the purpose of predicting retail sales data, Alpha Modus acquired eyeQ’s assets and pending patent applications in 2018. After the acquisition, Alpha Modus took over management of the eyeQ patent portfolio, including the pending patent applications. This led to the ‘571 patent issuance in August of 2019. During this time, Alpha Modus attempted to license the ‘571 patent to previous eyeQ customers and prospective customers in the eyeQ sales pipeline. However, the technology covered under the ‘571 patent was not yet embraced by most retailers. Additionally, other previous customers and prospective customers in the eyeQ sales pipeline were beginning to launch their own internal initiatives for data-driven point-of-sale technologies. Faced with difficulty in licensing the single ‘571 patent while trying to re-engaging eyeQ’s previous clientele, Alpha Modus chose to pause immediate sales and licensing efforts and focus solely on continued innovation of the technology covered by the ‘571 patent, which evolved into additional patents and services that are in a better position to compete for licensing and services revenue in the foreseeable future.

As technological innovation is at the core of the company, Alpha Modus has developed comprehensive end-to-end patented solutions for retailers and consumer brands to bring innovation to consumers and enhance their experience at the point of sale. Some examples that the ‘571 patent family could potentially include use in the following:

●	targeted marketing campaigns;

●	actionable insights on consumer product packaging;

●	inventory control;

●	smart planograms;

●	in-store heatmapping of consumer traffic;

●	consumer behavior; and

●	staffing needs based on foot traffic in a retail location.

The primary focus of Alpha Modus’ technology is to analyze consumer behavior and their interactions with retail products in real-time with the objective to provide brands and retailers the ability to achieve the following:

Enhance the Consumer’s In-Store Experience

●	Engage consumers with interactive output displays throughout brick-and-mortar retail stores to capture critical decision-making at the point of sale.

●	Cater to specific and immediate needs of the consumer.

●	Capture MAC address tracking data, user eye tracking, object identification of goods throughout the store.

Manage Inventory and Create Smart Planograms

●	Assess the consumers product engagement and product tracking in real time.

●	Aid in inventory management and product placement throughout a store by creating smart planograms.

Monetize Digital Insights

●	Curate tailored in-store marketing solutions.

●	Drive sales via engaging customers with digital experiences at the point of sale.

Acquisition of eyeQ

The company eyeQ was founded in 2013 and was an operating entity until December 2018, when it was acquired by Alpha Modus. At the time of acquisition, US Patent No. 10,360,571 (“the ‘571 patent”) was still a pending application. Post-acquisition, the inventors of the inventions claimed in the ‘571 patent family were engaged by Alpha Modus as advisors. Currently, Michael Garel, the eyeQ founder and a co-inventor of the inventions, is the only one of the inventors of the inventions claimed in the ‘571 patent family that continues to be an Alpha Modus advisor. Chris Chumas, Alpha Modus’ Chief Strategy Officer and a former IBM client executive, currently manages the Alpha Modus research and patent development efforts. Since acquiring eyeQ and the ‘571 application, Alpha Modus was awarded the first patent in the ‘571 patent family in July 2019. Since August of 2019, several continuation patents have been issued in the ‘571 patent family.

The ‘571 Patent Family and the uses thereof

The ‘571 patent family is based on US Patent No. 10,360,571, which issued on July 23, 2019. The ‘571 patent claims priority to a provisional patent application filed on July 19, 2013.

The ‘571 patent family currently consists of the following issued patents/patent applications:

Country	Application Number	Filing Date	Publication Number	Publication Date	Patent Number	Issue Date	Status	Title
US	14/335429	18-Jul-2014	2015-0025936	22-Jan-2015	10360571	23-Jul-2019	Granted	METHOD FOR MONITORING AND ANALYZING BEHAVIOR AND USES THEREOF
US	16/509343	11-Jul-2019	2019-0333081	31-Oct-2019	10853825	01-Dec-2020	Granted	METHOD FOR MONITORING AND ANALYZING BEHAVIOR AND USES THEREOF
US	16/837577	01-Apr-2020	2020-0226621	16-Jul-2020	11049120	29-Jun-2021	Granted	METHOD AND SYSTEM FOR GENERATING A LAYOUT FOR PLACEMENT OF PRODUCTS IN A RETAIL STORE
US	16/837645	01-Apr-2020	2020-0226622	16-Jul-2020	11301880	12-Apr-2022	Granted	METHOD AND SYSTEM FOR INVENTORY MANAGEMENT IN A RETAIL STORE
US	16/837711	01-Apr-2020	2020-0226623	16-Jul-2020	11042890	22-Jun-2021	Granted	METHOD AND SYSTEM FOR CUSTOMER ASSISTANCE IN A RETAIL STORE
US	16/985001	04-Aug-2020	2020-0364730	19-Nov-2020	10977672	13-Apr-2021	Granted	(TRACK 1) METHOD AND SYSTEM FOR REAL-TIME INVENTORY MANAGEMENT, MARKETING, AND ADVERTISING IN A RETAIL STORE
US	17/590605	01-Feb-2022	2022-0156764	19-May-2022	12039550	16-Jul-2024	Granted	METHOD FOR ENHANCING CUSTOMER SHOPPING EXPERIENCE IN A RETAIL STORE
US	18/100377	23-Jan-2023	2023-0162211	25-May-2023	12026731	2-Jul-2024	Granted	METHOD FOR PERSONALIZED MARKETING AND ADVERTISING OF RETAIL PRODUCTS
US	18/519550	27-Nov-2023	2024-0095760	21-Mar-2024	12175484	24-Dec-2024	Granted	METHODS FOR PERSONALIZED MARKETING AND ADVERTISING

The patents cover various inventions related to user interactions in physical locations, and based on such interactions, the displaying as ads of items or information that would potentially be relevant to the user. For example, cameras monitor customers and can understand their purchasing interests and provide offers or recommendations to a customer of similar products including coupons, sales, etc.

The ‘571 patent relates to a method for monitoring and analyzing consumer behavior in real-time, particularly within retail environments. It utilizes various information monitoring devices to collect data about consumers, enhancing their shopping experience through targeted and personalized digital interactions.

The inventors of the ‘571 patent identified a critical need in the retail industry, especially brick-and-mortar stores, to adapt to the evolving shopping habits influenced by online retail and social media. The patent addresses the challenge of providing an enriched in-store experience that rivals online shopping, thus countering trends like showrooming.

The ‘571 patent describes and claims a specific method that involves using information monitoring devices, like video image devices, to gather data about shoppers. This data includes demographic characteristics (such as gender and age), sentiment, and tracking details (like movement and eye tracking). The patent details the process of analyzing this data in real-time and providing various responses, such as targeted marketing, personal engagement, or offering coupons, to enhance the shopping experience.

The ‘825 patent is directed to a method of using devices to gather information about the shopper including demographic (gender and/or age) and tracking (tracking movement by the shopper or eye tracking what the shopper is looking at), and analyzing and utilizing this information to provide real time assistance to the shopper by selecting the proper sales associate to interact with the shopper.

The ‘880 patent is directed to a method of using devices to gather information about shopper’s interactions with a product and object information of the products interacted with by the shopper and analyzing and utilizing this information and responding for inventory management.

The ‘120 patent is directed to a method of using devices to gather information about the shopper including demographic (gender and/or age) and tracking (tracking movement by the shopper or eye tracking what the shopper is looking at) and analyzing and utilizing this information to provide real time assistance to the shopper by selecting the proper sales associate to interact with the shopper.

The ‘890 patent relates to an improved method for enhancing customer assistance in retail stores through the use of advanced information monitoring systems. The inventors of the ‘890 patent recognized the need for brick-and-mortar retailers to adapt to the changing consumer behavior influenced by digital technology.

The patent offers a solution by integrating technology to analyze customer interactions with products in real-time, providing targeted assistance and enhancing the shopping experience. The ‘890 patent provides several advancements over previous methods, such as real-time analysis of customer interactions with products, including sentiment and object identification information, and utilizing this data to manage inventory and offer personalized responses.

The ‘672 patent introduces a novel system for real-time inventory management, marketing, and advertising within a retail store setting. The ‘672 patent addresses the emerging challenges in the retail sector, particularly for brick-and-mortar stores, in the context of the increasing prevalence of online shopping and the phenomenon of showrooming. The patent provides innovative solutions to enhance in-store customer experiences and counter the competitive pressures from online retail.

The inventors of the ‘672 patent recognized that there existed a significant gap in the brick-and-mortar retail sector’s ability to provide real-time, personalized experiences to customers, a feature commonly leveraged by online retailers. The patent offers a method and system that bridges this gap by utilizing technology to analyze consumer behavior and dynamically adjust marketing and inventory strategies.

The ‘550 patent is directed to a method of leveraging a customer’s metadata to enhance the customer experience and drive in-store foot-traffic.

The ‘731 patent is directed to a method of leveraging a customer’s metadata to enhance the customer experience and generate personalized advertising for a particular customer.

The ‘484 patent is directed to a method that leverage artificial intelligence to deliver real-time, tailored marketing and advertising experiences at the point of decision-making.

The ‘571 patent received a patent term extension of 1,042 days and does not expire until May 25, 2037. The other patents in the family expire on July 18, 2034. Therefore, there is significant patent life remaining in the ‘571 patent family. Beginning well before the current expiration of our entire patent family, Alpha Modus intends to continue evolving with the industry and developing new concepts that support increasing revenue streams. Alpha Modus intends to expand the use of our patent family as a lever to develop a sales team to drive potential partnerships authorized under the ‘571 patent family.

Alpha Modus filed two additional patent applications during 2024: (i) patent application no. 18/651410 titled “Methods and Systems for Shopping in a Retail Store,” and (ii) patent application no. 18/905975 titled “Methods and Systems for Providing Customer Assistance in a Retail Store.”

Alpha Modus believes the ‘571 patent and several family members are being infringed by many major retailers, service providers and consumer brands, and that the adoption of the ‘571 patent (and family) technology is occurring at an exponential pace in the retail marketplace.

Market Analysis

Alpha Modus believes it is at the center of major shifts in technology, consumer preferences and industry trends that are catalyzing the adoption of Alpha Modus’ patented solutions across its target retail markets.

Retail media was expected to be a $45 billion industry in 2023, up 20% from the prior year, according to Insider Intelligence. The market researcher expects that growth to accelerate in the coming years and reach about $106 billion in 2027. See https://www.insiderintelligence.com/content/in-store-retail-media-2023. It is estimated that US digital-influenced retail sales will top $3.8 trillion in 2027. See https://www.forrester.com/blogs/us-digital-influenced-retail-sales-will-top-3-8-trillion-in-2027/.

Approach and Value Proposition

Upon its first notification of allowance for the ‘571 patent in July of 2019, Alpha Modus decided to focus 100% of its resources on the expansion of the technology described in the ‘571 patent. The services covered by the ‘571 patent were just beginning to be adopted by retailers. Alpha Modus’ strategy was to build out the technology, resulting in a robust patent portfolio that would serve its stakeholders better, as early thought leaders in the retail digital marketing space. Alpha Modus intends to monetize its patent portfolio through licensing over the course of the next twelve months.

Alpha Modus has engaged Dickinson Wright PLLC to lead licensing and enforcement efforts.

Services and Revenue Model

Alpha Modus is currently a non-revenue producing company which focuses on licensing its services to retailers. Alpha Modus’ core asset is the ‘571 patent family, which was developed before the presence of services and/or offerings covered by the ‘571 patent family were in demand in the retail marketplace. Over the past two years, there have been significant developments in the retail sector, specifically with regard to digital in-store marketing and inventory management. As a result, Alpha Modus has focused recent efforts on preparing its intellectual property for licensing to third parties, identifying potential licensee targets, and identifying third parties which it believes have infringed on Alpha’s intellectual property.

On January 11, 2024, Alpha Modus entered into an intellectual property license agreement with GZ6G Technologies Corp. (“GZ6G”). The license agreement gives GZ6G the right to use Alpha Modus’ patented intellectual property, and pertains to GZ6G’s promotional, advertising, and operational functions, including co-development arrangements with Alpha Modus for AI-driven advertising solutions for stadiums and event management. The license agreement provides that GZ6G and Alpha Modus will share equally all revenues derived from co-developed service offerings, and that Alpha Modus will be paid continuing license fees in the amount of 10% of GZ6G’s gross revenues derived from sales of products utilizing or enhanced to use Alpha Modus’ licensed intellectual property. Alpha Modus intends to deploy services under the license by the end of 2024, expand event venue service offerings in late 2025, and expand service offerings in additional industries in 2024.

On April 10, 2024, Alpha Modus entered into a license agreement with Xalles Holdings Inc. and its subsidiary, CashXAI Inc. (“CashX”), which gives CashX the exclusive right to use all of Alpha Modus’s patented intellectual property in connection with CashX’s promotional, advertising, and operational functions, including co-development arrangements with Alpha Modus, within the Exclusive Industry. The “Exclusive Industry” means the industry relating to self-service kiosks located in retail food, drug and convenience stores for the purpose of serving Unbanked and Underbanked consumers, by offering banking, phone and insurance solutions to the consumer. An “Unbanked” consumer means a person that does not have a checking or savings account with an FDIC-insured institution, and an “Underbanked” consumer means a person that has or had a checking or savings account with an FDIC-insured institution, but regularly uses non-traditional banks such as Venmo or the Cash App, or lenders such as a check cashing company or payday lender. Alpha Modus intends to deploy services under the license by the end of 2024.

On January 16, 2024, Alpha Modus initiated a patent infringement action against The Kroger Company alleging patent infringement of several Alpha Modus patents pertaining to the Company’s ‘571 patent portfolio encompassing retail marketing and advertising data-driven technologies to enhance consumer’s in-store experience at the point of decision. On November 12, 2024, Alpha Modus initiated a patent infringement lawsuit against Brookshire Grocery Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent portfolio, ‘825 patent portfolio, ‘672 patent portfolio, ‘890 patent portfolio and ‘880 patent portfolio, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. On December 17, 2024, Alpha Modus filed a similar patent infringement lawsuit against Wakefern Food Corporation and Shelf Nine LLC (which has since been settled), and on February 3, 2025, Alpha Modus filed a patent infringement lawsuit against Walgreen Co.

Alpha Modus intends to expand enforcement of its patent rights throughout 2025, and expects that those expanded patent enforcement efforts will led by its patent counsel, Dickinson Wright PLLC. Alpha Modus also has plans to develop an internal sales and marketing staff for licensing or sales upon closing of the pending transaction with Insight Acquisition Corp, Inc.

Competition

The retail advertising markets in which Alpha Modus competes are rapidly evolving as retailers increasingly adopt in-store digital marketing and inventory management technologies. Alpha Modus has invested, and intends to invest, significant resources in ongoing research and development programs because it believes its ability to generate licensing revenues and grow market position depends, in part, on innovative technologies that offer a unique value proposition for Alpha Modus licensees and differentiation from competitors’ efforts. Alpha Modus believes the ‘571 patent family covers a wide range of use cases in its domain and will serve as a cornerstone for gaining market share.

Based upon internal market research, Alpha Modus believes that there are numerous companies practicing the ‘571 patents, and that in order to practice the technology claimed by the ‘571 patent, these companies will have no alternative but to become licensees of the ‘571 patent family.

Business Operations Advantage

With a licensing-centric business model, Alpha Modus anticipates that it will be able to operate with a small operations team of no more than 6-10 professionals, which will allow Alpha Modus to not burn significant cash resources and instead focus on results-driven R&D efforts. R&D efforts will be led by Alpha Modus’ CEO and Founder, William Alessi, and Chief Sales Officer, Chris Chumas. William Alessi and Chris Chumas will lead licensing efforts through infringement enforcement supported by a small internal sales force team. Alpha Modus has a core focus on isolating infringement targets and enforcing action to secure licensing. The range of enforcement suits is vast and wide, but there is no guarantee that Alpha Modus will be successful in its efforts.

Research and Development

The majority of Alpha Modus R&D activities occur virtually. The company’s R&D team also partners with its legal team with the goal of developing further complimenting technologies to the company’s expanding ‘571 patent family.

Alpha Modus’ R&D team consists of technical operators and professionals with experience from a wide variety of leading advertising, marketing, legal, technology, business and brand organizations. This team of specialists continues to monitor the retail industry and expand the landscape of the ‘571 patent family through new patent applications, and work with litigation counsel to blueprint enforcement and licensing of infringement.

For the years ended December 31, 2024, the Company’s research and development expenses were $0 and $0, respectively.

Near-Term and Long-Term Vision

Alpha Modus intends to begin generating licensing revenue in 2024 with a steady growth rate in parallel to the current projected industry growth rate cited by Insider Intelligence. Alpha Modus believes that the ‘571 patent family could soon become an acquisition target for larger competitors practicing the ‘571 patent family.

Employees

We presently have four employees. We utilize consultants as well, we have never experienced work stoppages, and we are not a party to any collective bargaining agreement.

Corporate Information

Alpha Modus’ principal executive offices are located at 20311 Chartwell Center Drive, #1469, Cornelius, North Carolina, 28031. Alpha Modus’ website address is www.AlphaModus.com. Information contained on or accessible through Alpha Modus’ website is not a part of this report, and the inclusion of Alpha Modus’ website address in this report is an inactive textual reference only.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We reserve the right not to provide risk factors in our future filings.

An investment in our common stock involves a high degree of risk. Before deciding to purchase, hold, or sell our common stock, you should consider carefully the risks described below in addition to the cautionary statements and risks described elsewhere in this Annual Report and in our other filings with the SEC, including our registration statements and reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition, results of operations or cash flows could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

Risks Related to Alpha Modus’ Business and Industry

The Company had operating losses and negative cash flows from operating activities in the past, and it may not achieve or sustain profitability.

The Company had an operating loss of $834,895 and net cash used in operating activities of $1,676,499 in 2024. The Company cannot assure you that it will be able to generate net profit or positive cash flows from operating activities in the future. Its future revenue growth and profitability will depend on a variety of factors, many of which are beyond its control. These factors include effectiveness of its monetization strategy, its ability to control costs and expenses and to manage its growth effectively, market competition, and the macroeconomic and regulatory environment. The Company may fail to develop and improve its operational, financial and managerial controls, enhance its financial reporting systems and procedures, recruit, train and retain skilled professional personnel, or maintain customer satisfaction to effectively support and manage its future growth. If the Company invests substantial time and resources to expand its patent family but fails to manage the growth of its business and capitalize on its growth opportunities effectively, it may not be able to achieve profitability, and its business, financial condition, results of operations and prospects would be materially and adversely affected.

If Alpha Modus is unable to continue as a going concern, its securities will have little or no value.

Although the Company’s audited financial statements for the years ended December 31, 2024 and 2023, were prepared under the assumption that it would continue our operations as a going concern, the reports of its independent registered public accounting firm that accompanies its financial statements for the years ended December 31, 2024 and 2023, contain a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on its financial statements and results at that time, including its lack of current revenues, recurring losses from operations and net capital deficiency.

The Company expects to continue to incur significant expenses in 2025. The Company’s prior losses and potential expected future losses have had, and will continue to have, an adverse effect on its financial condition. In addition, continued operations and the Company’s ability to continue as a going concern may be dependent on its ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to it at all or will be available in sufficient amounts or on reasonable terms. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty. If the Company is unable to generate sufficient additional funds in the future through operations, financings or from other sources or transactions, it will exhaust its resources and will be unable to continue operations. If it cannot continue as a going concern, its shareholders would likely lose most or all of their investment in it.

The artificial intelligence (AI) technology market in which Alpha Modus participates is competitive, and if it does not compete effectively, its business, operating results and financial condition could be harmed.

The AI market is competitive and rapidly evolving. The principal competitive factors in Alpha Modus’ market include research and development capabilities, industry know-how, continuous capital investment, product portfolio, among others. Many of Alpha Modus’ competitors have substantial competitive advantages, including larger scale, longer operating history, greater brand recognition, more established relationships with customers, suppliers and partners, and greater financial, research and development, marketing and other resources. As a result, Alpha Modus’ competitors may be able to respond more quickly and effectively than Alpha Modus can to new or changing opportunities, technologies, standards or customer requirements. In addition, some competitors may offer products, solutions and services that address one or more number of functions with greater depth, application, or functionality greater than Alpha Modus’ solutions and technologies. Alpha Modus’ existing and potential competitors may develop and market new products, solutions and services with functionality comparable to it. If Alpha Modus is unable to compete successfully against its current or potential competitors, its business, financial condition, and results of operations may be materially and adversely impacted.

If Alpha Modus fails to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing customer needs, requirements or preferences, its business may be materially and adversely affected.

The AI industry market is subject to rapid technological changes, evolving industry standards, regulations and customer needs, requirements and preferences. The success of Alpha Modus’ business will depend, in part, on its ability to adapt and respond to these changes on an effective and timely basis. If it fails to improve its technologies in a way that satisfies potential users or customers of intellectual property that keep pace with rapid technological and industry changes, its business, operating results and financial condition could be adversely affected. If new technologies emerge that are able to deliver competitive products, solutions and services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact Alpha Modus’ ability to compete effectively.

Issues arising in connection with the use of AI in the market generally may result in reputational harm or liability to Alpha Modus.

As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore Alpha Modus’ business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting the providers of AI technologies generally, including Alpha Modus, to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical or data privacy issues. If Alpha Modus enables or offers AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, it may experience brand or reputational harm.

Risks Related to Alpha Modus’ Intellectual Property

Alpha Modus may fail to obtain, maintain, and protect its intellectual property rights and proprietary information or prevent third parties from any unauthorized use of its technologies.

Alpha Modus’ trade secrets, trademarks, patents, and other intellectual property rights are critical to its success. Alpha Modus expects to rely on confidentiality agreements and non-compete agreements with third parties to protect its intellectual properties. However, events beyond its control may pose threats to its intellectual property rights and the integrity of its technologies and brand. Effective protection of Alpha Modus’ intellectual property rights is expensive and challenging. While Alpha Modus has taken measures to protect its intellectual property rights by filing patent applications, pursuing patent prosecution, and obtaining patents in the United States, such efforts are inadequate to guard against and prohibit potential infringement and misappropriation. In addition, Alpha Modus’ intellectual property rights may be declared invalid or unenforceable by the courts. Furthermore, Alpha Modus cannot assure you that any of its pending patent or other intellectual property rights applications will ultimately proceed to registration or will result in registration with adequate scope for its business. Some of Alpha Modus’ applications or registrations may be successfully challenged or invalidated by others. If Alpha Modus’ intellectual property rights applications are not successful, it may have to use different intellectual property rights for its affected technologies, or seek to enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all. If Alpha Modus fails to protect or enforce its intellectual property rights, its competitors may use its technologies without authorization. As a result, future customers and partners could then devalue Alpha Modus’ technologies, and Alpha Modus’ ability to compete effectively may be impaired, which could have a material adverse effect on its business, financial condition and results of operations.

Alpha Modus will likely become subject to intellectual property disputes, which are typically costly and may subject us to significant liability and increased costs of business.

Alpha Modus competes in markets where there are a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights, as well as disputes regarding infringement of these rights. Alpha Modus intends to enforce its patent rights by bringing legal claims against other parties, and its competitors and other third parties may, whether rightly or falsely, bring legal claims against it for infringing on their intellectual property rights. The intellectual property laws in the United States, which cover the validity, enforceability and scope of protection of intellectual property rights, are evolving, and litigation is a popular means to resolve commercial disputes. Any intellectual property lawsuits against Alpha Modus, whether successful or not, may harm our brand and reputation.

Prosecuting and defending intellectual property claims is costly and can impose a significant burden on our management and resources. Any intellectual property litigation to which Alpha Modus becomes a party may require it to do one or more of the following:

●	cease selling, licensing, or using products or features that incorporate the intellectual property rights that Alpha Modus allegedly infringes, misappropriates, or violates;

●	make substantial payments for legal fees, settlement payments, or other costs or damages, including indemnification of third parties;

●	obtain a license or enter into a royalty agreement, either of which may not be available on reasonable terms or at all, in order to obtain the right to sell or use the relevant intellectual property; or

●	redesign the allegedly infringing products or services to avoid infringement, misappropriation, or violation, which could be costly, time-consuming, or impossible.

Further, there is no guarantee that Alpha Modus can obtain favorable judgment in its legal cases, in which case it may need to pay damages or be forced to cease using certain intellectual property that is critical to our technology or service offerings. Any resulting liabilities or expenses or required changes to technologies may have a material adverse effect on Alpha Modus’ business, results of operations, and prospects.

Alpha Modus’ intellectual property business is reliant on the strength of is patent portfolios and is subject to evolving legislation, regulations, and rules associated with patent law, which may adversely affect its business.

The success of Alpha Modus’ intellectual property business is heavily dependent on obtaining and enforcing patents. Patent acquisition and enforcement is costly, time-consuming, and inherently uncertain. Obtaining and enforcing patents across various industries, including the artificial intelligence industry, involves a high degree of technological and legal complexity. Alpha Modus’ patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, U.S. Patent and Trademark Office (“USPTO”) rules and regulations and the rules and regulations of foreign patent offices. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rulemaking, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce against patent infringement and obtain injunctions and/or damages. For example, over the past several years, the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce against patent infringement, and obtain injunctions and/or damages. In addition to increasing uncertainty with regard to Alpha Modus’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Alpha Modus cannot predict the breadth of claims that may be allowed or enforced in its patents or in third-party patents, and whether Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to it, which may, in turn, affect the value of its patent assets.

Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the Leahy-Smith America Invents Act (described in more detail in the following risk factor) created new administrative post-grant proceedings, including post-grant review, inter-partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of Alpha Modus’ patents. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to Alpha Modus’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken Alpha Modus’ ability to obtain new patents or to enforce its existing patents and patents that it might obtain in the future.

Additionally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of Alpha Modus’ enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact Alpha Modus’ revenue derived from such enforcement actions. In addition, recent federal court decisions have lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination. These decisions may make it easier for district courts to shift a prevailing party’s attorneys’ fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. As a result, defendants in patent infringement actions brought by non-practicing entities may elect not to settle because these decisions make it much easier for defendants to get attorneys’ fees.

Finally, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is often a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although Alpha Modus plans to diligently pursue enforcement litigation, it cannot predict with reliability the decisions that may made by juries and trial courts.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing Alpha Modus’ ability to protect its product or its current or future product candidates.

Alpha Modus’ success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents is costly, time consuming and inherently uncertain. Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), contributes to those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that have affected the way patent applications are prosecuted and have redefined prior art and provided more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a first-to-file system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that has filed a patent application in the USPTO after March 2013 but before Alpha Modus could therefore be awarded a patent covering an invention of Alpha Modus even if Alpha Modus had made the invention before it was made by such third party. This requires Alpha Modus or its licensees to be cognizant of the time from invention to filing of a patent application. Furthermore, Alpha Modus’ ability to obtain and maintain valid and enforceable patents depends on whether the differences between its technology and the prior art allow its technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, Alpha Modus cannot be certain that it was the first to either (i) file any patent application related to its product or product candidates, or (ii) invent any of the inventions claimed in its patents or patent applications. Even where Alpha Modus has a valid and enforceable patent, Alpha Modus or its licensees may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license.

Among some of the other changes introduced by the Leahy-Smith Act are changes that (i) affect the way patent applications are prosecuted, (ii) redefine prior art, and (iii) provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include changes that limit where a patentee may file a patent infringement suit and provide new opportunities for third parties to challenge issued patents in the USPTO. Alpha Modus or its licensees may be subject to the risk of third-party prior art submissions on pending applications or become a party to opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patents. There is a lower standard of evidence necessary to invalidate a patent claim in a USPTO proceeding relative to the standard in U.S. district or federal court. This could lead third parties to challenge and successfully invalidate Alpha Modus or its licensees’ patents that would not otherwise be invalidated if challenged through the court system. Accordingly, a third party may attempt to use the USPTO procedures to invalidate Alpha Modus or its licensees’ patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation increase the uncertainties and costs surrounding the prosecution of Alpha Modus or its future licensees’ patent applications and the enforcement or defense of Alpha Modus’ issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact Alpha Modus or its licensees’ ability to obtain or maintain patent protection for Alpha Modus or its out-licensed proprietary technology or Alpha Modus’ or its licensees’ ability to enforce Alpha Modus or its out-licensed proprietary technology, respectively. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken Alpha Modus’ ability to obtain new patents; enforce or shorten the term of Alpha Modus or its licensees’ existing patents and patents that might be obtained in the future; shorten the term that has been lengthened by patent term adjustment of existing patents or patents that Alpha Modus might obtain in the future; or challenge the validity or enforceability of Alpha Modus patents that may be asserted against Alpha Modus by competitors or other third parties. Any of these outcomes could have a material adverse effect on Alpha Modus’ business. For example, with respect to patent term adjustment, the Federal Circuit’s recent holding in In re Cellect, LLC, 81 F.4th 1216 (Fed. Cir. 2023), that obviousness-type double patent analysis for a patent that has received patent term adjustment must be based on the expiration date of the patent after the patent term adjustment has been added, may negatively impact the term of Alpha Modus’ patents.

Finally, Europe’s new Unitary Patent system and Unified Patent Court (the “UPC”) may present uncertainties for Alpha Modus’ ability to protect and enforce patent rights against competitors in Europe. In 2012, the European Patent Package (the “EU Patent Package”), regulations were passed with the goal of providing a single pan-European Unitary Patent system and a new UPC for litigation involving European patents. Implementation of the EU Patent Package occurred in June 2023. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. The UPC will provide Alpha Modus’ competitors with a new forum to centrally revoke European patents and allow for the possibility of a competitor to obtain pan-European injunctions. It will be several years before Alpha Modus will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, Alpha Modus will have the right to opt patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude Alpha Modus from realizing the benefits of the new unified court.

Patent litigation is inherently risky because courts may find Alpha Modus’ patents invalid, not infringed, or unenforceable, and the USPTO, or other relevant patent office, may either invalidate Alpha Modus’ patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding.

Patent litigation is inherently risky and may result in the invalidation of Alpha Modus’ patents, even if it is the plaintiff in an underlying action. It is difficult to predict the outcome of patent enforcement litigation at any level. Although Alpha Modus intends to diligently pursue enforcement litigation, it cannot predict with significant reliability the decisions made by juries and trial courts. At the trial level, it is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation.

The defendant to any case Alpha Modus brings may file as many appeals as allowed by right, including to District Court, the Federal Circuit and the Supreme Court. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue which could have a material adverse effect on Alpha Modus’ results of operations and financial condition. These appeals may also result in the invalidation of Alpha Modus’ patents, which may have an adverse impact on Alpha Modus’ operations and financial performance.

The enforcement of Alpha Modus’ intellectual property rights depends in part upon its ability to retain the best legal counsel in order to achieve favorable outcomes from litigation, and Alpha Modus’ desired legal counsel may become conflicted out of such representation.

The success of Alpha Modus’ intellectual property enforcement efforts will depend in part upon its ability to retain the best legal counsel to coordinate its patent infringement litigation matters. As Alpha Modus’ intellectual property business evolves, Alpha Modus expects that it will become more difficult to find the best legal counsel to handle all of its patent enforcement matters due in part to potential conflicts of interest. This is because, from time to time, the counterparties to litigation matters have previously engaged world class law firms that are specialized in connection with the industries of the patents at issue in such matters. These previous engagements may have, or may in the future, result in these firms being conflicted out of representing us.

In addition, counterparties in Alpha Modus’ patent litigation matters may devote a substantial amount of resources to avoid or limit a finding that they are liable for infringing on Alpha Modus’ patents or, in the event liability is found, to avoid or limit the amount of associated damages. There is a risk these counterparties may file inter-partes reviews, reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents Alpha Modus owns or controls. If this were to occur, it may have a significant negative impact on Alpha Modus’ intellectual property.

The inability to retain the best legal counsel to represent Alpha Modus in infringement actions may result in unfavorable or adverse outcomes, which may result in losses, exhaustion of financial resources or other adverse effects which could encumber Alpha Modus’ ability to effectively operate its business or execute its business strategy. Alpha Modus cannot provide any assurance that any prospective patent prosecution or litigation matters will result in a favorable outcome.

Alpha Modus may experience delays in successful prosecution, enforcement, and licensing of its patent portfolio.

The value of Alpha Modus’ patent portfolios is dependent upon the issuance of patents in a timely manner. More patent applications are filed each year. Alpha Modus believes this increase in patent applications has resulted in longer delays in obtaining approval of pending patent applications. If the USPTO experiences reductions in funding, it could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications, negatively impacting the value of Alpha Modus’ patent applications. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an increase in Alpha Modus’ expenses. Application delays could cause delays in recognizing revenue from these patents and could cause Alpha Modus to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

After prosecuting Alpha Modus’ patents, Alpha Modus’ intellectual property business can incur significant general and administrative and legal expenses prior to entering into license agreements and generating license revenues. Alpha Modus plans to spend considerable resources educating prospective licensees on the benefits of a license arrangement with it. As such, Alpha Modus may incur significant losses in any particular period before any associated revenue stream begins.

Alpha Modus believes that it will frequently be engaged in litigation to enforce its patents, protect its trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions divert managerial, technical, legal and financial resources from business operations, and there are no assurances that such enforcement actions will result in favorable results for Alpha Modus.

Patent litigation schedules in general, and in particular trial dates, are subject to routine adjustment, and in most cases delay, as courts adjust their calendars or respond to requests from one or more parties. Trial dates often are rescheduled by the court for various reasons that are often unrelated to the underlying patent assets and typically for reasons that are beyond our control. As a result, to the extent such events are an indicator of possible future revenue opportunities for Alpha Modus, or other outcome determinative events, they may and often do change which can result in delay of the expected scheduled event. Any such delay could be significant and could affect the corresponding future revenue opportunities, thus adversely impacting Alpha Modus’ business, results of operations and financial condition.

Further, federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer. Alpha Modus’ anticipated patent enforcement actions are expected to be almost exclusively prosecuted in federal court. Federal trial courts that hear patent enforcement actions also hear criminal cases. Criminal cases tend to take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, Alpha Modus believes there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and, as a result, it believes that the risk of delays in patent enforcement actions will have a greater negative effect on Alpha Modus’ business in the future unless this trend changes.

Because Alpha Modus’ patents are expected to expire in 2034-2037, its continued operations beyond those dates will depend on its ability to obtain additional patents with later expiration dates.

Alpha Modus’ current patents are expected to expire in 2034-2037. If Alpha Modus does not obtain patents or other intellectual property with expiration dates that extend beyond those years, its operations would be adversely affected.

Alpha Modus’ lack of patent enforcement and licensing experience could adversely affect its operations.

Alpha Modus has limited patent enforcement experience and cannot provide any assurance that it will be able to effectively manage patent enforcement efforts. Patent enforcement litigation is complex and needs to be closely and carefully managed. Because Alpha Modus does not have experience in managing patent enforcement efforts, it may not do so effectively, and its enforcement efforts could be harmed as a result. Similarly, Alpha Modus has limited experience managing intellectual property licensing programs, and this lack of experience could impair its ability to execute its business plans.

Alpha Modus may not be able to protect its intellectual property rights throughout the world.

Filing, prosecuting, and defending patents in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Alpha Modus may not choose, or be able, to obtain patent protection outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where Alpha Modus does pursue patent protection. Consequently, Alpha Modus may not be able to prevent third parties from practicing its intellectual property in all countries outside the United States, even in jurisdictions where it does pursue patent protection.

Competitors may use Alpha Modus’ technologies in jurisdictions where it has not pursued and obtained patent protection and, further, may export otherwise infringing products to territories where Alpha Modus has patent protection, but enforcement is not as strong as that in the United States. These products may compete with Alpha Modus’ technologies. Alpha Modus’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to technology products, which could make it difficult for Alpha Modus to stop infringement of its intellectual property. Proceedings to enforce patent rights in foreign jurisdictions could result in substantial costs and divert Alpha Modus’ efforts and attention from other aspects of its business, could put its patents at risk of being invalidated or interpreted narrowly and patent applications at risk of not issuing, and could provoke third parties to assert claims against it. Alpha Modus may not prevail in any lawsuits that it initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, Alpha Modus’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from its intellectual property.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If Alpha Modus is forced to grant a license to third parties with respect to any of its patents, its competitive position may be impaired, and its business, financial condition, results of operations, and prospects may be adversely affected.

Risks Related to Being a Public Company

Alpha Modus is incurring increased costs as a result of operating as a public company, and its management will devote substantial time to compliance with its public company responsibilities and corporate governance practices.

Alpha Modus is incurring significant legal, accounting and other expenses that it did not incur as a private company, and these expenses may increase even more after Alpha Modus is no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, Alpha Modus is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Alpha Modus’ management and other personnel will need to devote a substantial amount of time to these public company requirements. Moreover, Alpha Modus expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase Alpha Modus’ operating loss. Alpha Modus may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Alpha Modus intends to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If Alpha Modus’ efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against Alpha Modus and its business may be adversely affected.

The rules and regulations applicable to public companies make it more expensive for Alpha Modus to obtain and maintain director and officer liability insurance, and Alpha Modus may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for Alpha Modus to attract and retain qualified members of its board of directors, particularly to serve on Alpha Modus’ audit committee and compensation committee, and qualified executive officers.

Alpha Modus cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. The impact of these requirements could also make it more difficult for Alpha Modus to attract and retain qualified persons to serve on its board of directors, its board committees or as executive officers.

Alpha Modus’ management team has limited experience managing a Nasdaq-listed public company.

Alpha Modus’ management team has limited experience managing a Nasdaq-listed public company, interacting with public company investors and complying with the increasingly complex laws pertaining to exchange-listed public companies. Alpha Modus’ management team may not successfully or efficiently manage their new roles and responsibilities. Alpha Modus’ transition to being a public company subjects it to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from Alpha Modus’ senior management and could divert their attention away from the day-to-day management of Alpha Modus’ business, which could adversely affect Alpha Modus’ business, financial condition, and operating results.

If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be required to liquidate the Company.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”), and we, as a former SPAC, may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we may be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Upon closing our initial IPO in September 2021, the net proceeds of the IPO and of a private offering of warrants were placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invested only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the trust account as described below. The longer that the funds in the trust account were held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we would be required to register as an investment company with the SEC.

Alpha Modus is a “controlled company” within the meaning of the listing rules of Nasdaq and, as a result, can rely on exemptions from certain corporate governance requirements that provide protection to shareholders of other companies.

Alpha Modus’ CEO, William Alessi, is deemed to beneficially own or control in excess of 34.5% of Alpha Modus’ common stock and 100% of Alpha Modus’ preferred stock. As a result, Alpha Modus is deemed to be a “controlled company” as defined under the listing rules of Nasdaq. Under Nasdaq listing rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. For as long as Alpha Modus remains a controlled company, Alpha Modus will be permitted to elect to rely on certain exemptions from Nasdaq’s corporate governance rules, including the following:

●	an exemption from the rule that a majority of its board of directors must be independent directors;

●	an exemption from the rule that its compensation committee be composed entirely of independent directors;

●	an exemption from the rule that its director nominees must be selected or recommended solely by independent directors or a nominating committee composed solely of independent directors;

Although Alpha Modus does not currently intend for Alpha Modus to rely on the “controlled company” exemptions to Nasdaq’s corporate governance rules, Alpha Modus could elect to rely on these exemptions in the future. If it elected to rely on those “controlled company” exemptions, a majority of the members of Alpha Modus’ board of directors might not be independent directors, its nominating and corporate governance and compensation committees might not consist entirely of independent directors, and you would not have the same protection afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance rules.

Alpha Modus may issue additional shares of common or preferred stock, which would dilute the interests of stockholders and likely present other risks.

Alpha Modus may issue additional shares of common or preferred stock for financing or other reasons. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to holders of common stock;

●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, Alpha Modus’ ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of Alpha Modus’ present officers and directors; and

●	may adversely affect prevailing market prices for Alpha Modus’ common stock and/or warrants.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of the warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without holder approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Alpha Modus may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making the Public Warrants worthless.

Alpha Modus will have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Alpha Modus common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date Alpha Modus gives notice of redemption. If and when the Public Warrants become redeemable by Alpha Modus, Alpha Modus may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force holders of the warrants (i) to exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell the Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. As of March 31, 2025, the sales price of the Class A common stock did not exceed the threshold that would allow Alpha Modus to redeem the Public Warrants.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Common Stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and because our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from the U.S. Department of the Treasury (the “Treasury”), who has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax, the Excise Tax may apply to any redemptions of our IAC Class A common stock after December 31, 2022, including redemptions in connection with the Business Combination, unless an exemption is available. Generally, issuances of securities by us in connection with our initial Business Combination transaction (including any PIPE transaction at the time of our initial Business Combination), as well as any other issuances of securities not in connection with our initial Business Combination, would be expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year. In addition, the Excise Tax would be payable by us, and not by the redeeming holder. Further, based on recently issued interim guidance from the IRS and Treasury, subject to certain exceptions, the Excise Tax should not apply in the event of IAC’s liquidation.

We do not expect that we will pay dividends in the foreseeable future.

We expect that we will retain most, if not all, of our available funds and any future earnings to fund our operations and the development and growth of our business. As a result, we do not expect that we will pay any cash dividends on our common stock in the foreseeable future.

The Company’s board of directors will have complete discretion as to whether to distribute dividends. Even if the board of directors decides to declare and pay dividends, the timing, amount, and form of such dividends, if any, will depend on the future results of operations and cash flow, capital requirements and surplus, the amount of distributions, if any, received by the Company from its subsidiaries, the Company’s financial condition, contractual restrictions, and other factors deemed relevant by the board of directors. There is no guarantee that the shares of Company common stock will appreciate in value or that the trading price of the shares will not decline. Holders of the Company common stock should not rely on an investment in shares of common stock as a source for any future dividend income.

The existence of indemnification rights to the Company’s directors, officers, and employees may result in substantial expenditures by the Combined Company and may discourage lawsuits against its directors, officers, and employees.

The Amended and Restated Charter contains indemnification provisions obligating the Company to provide indemnification for its directors, officers, and employees in certain circumstances. Such indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against its directors, executive officers, and employees, which it may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against its directors and executive officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by its stockholders against its directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

If the Company fails to develop or maintain an effective system of internal control over financial reporting, it may not be able to accurately report its financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in its financial reporting.

The Company is subject to the risk that its independent registered public accounting firm could communicate to its board of directors that it has deficiencies in its internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal control is necessary to provide reliable financial reports and effectively prevent fraud. If the Company cannot provide reliable financial reports or prevent fraud, it could be subject to regulatory action or other litigation and its operating results could be harmed.

The Company’s intended business, operations, and accounting are expected to be substantially more complex than they have been to date. It may be time consuming, difficult, and costly for the Company to develop and implement the internal control and reporting procedures required by the Exchange Act. the Company may need to hire additional financial reporting, internal control, and other finance personnel in order to develop and implement appropriate internal control and reporting procedures. If the Company is unable to comply with the internal control over financial reporting requirements of the Exchange Act, then it may not be able to obtain the required independent accountant certifications, which may preclude it from keeping its filings current with the SEC.

Further, a material weakness in the effectiveness of internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce the Company’s ability to obtain financing, and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on its business, results of operations, and financial condition.

If the Company is unable to implement and maintain effective internal control over financial reporting, including as applicable standards governing internal control are modified, supplemented, or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could cause the Company to face regulatory action and cause investors to lose confidence in its reported financial information, either of which could adversely affect the value of the Company common stock.

Risks Related to Ownership of Alpha Modus’ Shares

The Amended and Restated Charter requires, to the fullest extent permitted by law, that derivative actions brought in the Company’s name, as applicable, against their respective directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware, which may have the effect of discouraging lawsuits against the Company’s directors, officers, other employees or stockholders, as applicable.

The Amended and Restated Charter requires, to the fullest extent permitted by law, that derivative actions brought in Alpha Modus’ name, as applicable, against their respective directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if the Court of Chancery does not have subject matter jurisdiction, in the federal district court of the State of Delaware. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Alpha Modus, or any of their respective directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although their respective stockholders will not be deemed to have waived their compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in the Amended and Restated Charter. If a court were to find such provision to be inapplicable or unenforceable in an action, Alpha Modus may incur additional costs associated with resolving such action in other jurisdictions, which could harm their business, operating results and financial condition.

The Amended and Restated Charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. The Amended and Restated Charter also provides that to the fullest extent permitted by applicable law, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

The exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, federal courts will have exclusive jurisdiction over suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such claims. As noted above, the Amended and Restated Charter provides that the federal district courts of the United States will be, to the fullest extent permitted by applicable law, the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Due to the concurrent jurisdiction for federal and state courts created by Section 22 of the Securities Act over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce the exclusive form provision. Investors also cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Anti-takeover provisions contained in the Amended and Restated Charter and the Company’s Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Amended and Restated Charter and the Company’s Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director with or without cause by stockholders, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings;

●	providing for a staggered board, in which the members of the board of directors are divided into three classes to serve for a period of three years from the date of their respective appointment or election;

●	granting the ability to remove directors with cause by the affirmative vote of 66 2∕3% in voting power of the outstanding shares of Alpha Modus common stock entitled to vote thereon;

●	requiring the affirmative vote of at least 66 2∕3% of the voting power of the outstanding shares of capital stock of Alpha Modus entitled to vote generally in the election of directors, voting together as a single class, to amend the Proposed Bylaws or certain sections of the Amended and Restated Charter; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to Alpha Modus Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Alpha Modus.

These provisions, alone or together, could delay hostile takeovers and changes in control of Alpha Modus or changes in Alpha Modus Board and Alpha Modus’ management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of Alpha Modus common stock. Any provision of Amended and Restated Charter, the Proposed Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of Alpha Modus common stock and could also affect the price that some investors are willing to pay for Alpha Modus common stock.

Claims for indemnification by Alpha Modus’ directors and officers may reduce Alpha Modus’ available funds to satisfy successful third-party claims against Alpha Modus and may reduce the amount of money available to Alpha Modus.

The Company’s Bylaws provide that Alpha Modus will indemnify its directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, the Bylaws and indemnification agreements that the Company has entered into with its directors and officers provide that:

●	Alpha Modus will indemnify its directors and officers for serving Alpha Modus in those capacities or for serving other business enterprises at its request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	Alpha Modus may, in its discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	Alpha Modus will be required to advance expenses, as incurred, to its directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	Alpha Modus will not be obligated pursuant to its Proposed Bylaws to indemnify a person with respect to proceedings initiated by that person against Alpha Modus or its other indemnitees, except with respect to proceedings authorized by its board of directors or brought to enforce a right to indemnification; and

●	the rights conferred in the Proposed Bylaws are not exclusive, and Alpha Modus is authorized to enter into indemnification agreements with its directors, officers, employees and agents and to obtain insurance to indemnify such persons.

If securities or industry analysts do not publish or cease publishing research or reports about Alpha Modus, its business, or its market, or if they change their recommendations regarding Alpha Modus’ securities adversely, the price and trading volume of Alpha Modus’ securities could decline.

The trading market for Alpha Modus’ securities will be influenced by the research and reports that industry or securities analysts may publish about Alpha Modus, its business, market or competitors. Securities and industry analysts do not currently, to the knowledge of management, and may never, publish research on Alpha Modus. If no securities or industry analysts commence coverage of Alpha Modus, Alpha Modus’ share price and trading volume would likely be negatively impacted. If any of the analysts who may cover Alpha Modus change their recommendation regarding Alpha Modus common stock adversely, or provide more favorable relative recommendations about Alpha Modus’ competitors, the price of shares of Alpha Modus common stock would likely decline. If any analyst who may cover Alpha Modus were to cease coverage of Alpha Modus or fail to regularly publish reports on it, Alpha Modus could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

The Company’s Series C Preferred Stock, and the future issuances of other debt securities and equity securities, may adversely affect us, including the market price of the Company’s common stock and be dilutive to existing stockholders.

We issued 7,500,000 shares of Series C Preferred Stock in the Business Combination. The Series C Preferred Stock will generally be convertible at any time 18 months following the Closing of the Business Combination and may convert in some circumstances into more than 7,500,000 shares of common stock. Conversion of the Series C Preferred Stock into common Stock will be dilutive to existing stockholders and may reduce the market price of common stock. For example, if there has never been a Trigger Event (as defined below), shares of Series C Preferred Stock, which have a deemed face value of $10.00 per share (the “Face Value”) will convert into shares of common stock at the lesser of the Face Value or the average of the 5 lowest closing prices of common stock during the 10 trading days preceding conversion. However, following a following any Trigger Event, such conversion shall be at the lesser of the Face Value or 50.0% of the average of the lowest closing prices during the 10 trading days preceding conversion. “Trigger Event” generally means (i) the Company’s failure to deliver conversion shares when required; (ii) violation of or failure to timely perform any covenant in the designation of the rights of the Series C Preferred Stock; (iii) suspension from trading or delisting from the Company’s principal trading exchange or market; (iv) notification of an intention not to comply with a conversion notice; (v) bankruptcy, insolvency, reorganization, liquidation or similar proceedings; (vi) the appointment of a custodian, receiver or similar official for the Company; (vii) judgments in excess of $500,000 which are not stayed or satisfied within 30 days of entry; (viii) failure to comply with reporting requirements of Securities Exchange Act; (ix) any regulatory, administrative or enforcement proceeding is initiated against IAC; or (x) any material provision of the designation of the rights of the Series C Preferred Stock ceases to be valid or is contested. As a result, regardless of whether a Trigger Event occurs, if the trading price of the Company’s common stock is less than $10.00/share at the time of conversion, the Series C Preferred Stock will generally convert into more than 7,500,000 shares, and if the trading price is substantially lower than $10.00/share or a Trigger Event occurs, into substantially more than 7,500,000 shares.

Additionally, shares of Series C Preferred Stock will rank senior to the Company’s common stock with respect to rights upon liquidation, winding up or dissolution. The Series C Preferred Stock has a liquidation preference of $10.00 per share or an aggregate liquidation preference of $75,000,000 over holders of common stock. This preference, and conversion rights associated with the Series C Preferred Stock, may adversely affect us and reduce returns for holders, or the market price, of the Company’s common stock.

Additionally, in the future, we may incur debt or issue other equity ranking senior to the Company’s common stock, like the Series C Preferred Stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Company’s common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital-raising efforts may reduce the market price of the Company’s common stock and be dilutive to existing stockholders.

There can be no assurance that the Company’s common stock will continue to be so listed, or that we will be able to comply with the continued listing standards of Nasdaq.

There can be no assurance that the Company’s common stock will continue to be listed on the Nasdaq, or that we will be able to comply with Nasdaq’s continued listing standards. If Nasdaq delists Alpha Modus’ shares from trading on its exchange for failure to meet Nasdaq’s listing standards, Alpha Modus and its stockholders could face significant material adverse consequences including, but not limited to:

●	a limited availability of market quotations for Alpha Modus’ securities;

●	reduced liquidity for Alpha Modus’ securities;

●	a determination that Alpha Modus common stock is a “penny stock” which will require brokers trading in Alpha Modus common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for Alpha Modus common stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because Alpha Modus common stock and Public Warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if Alpha Modus was no longer listed on Nasdaq, Alpha Modus’ securities would not be covered securities and Alpha Modus would be subject to regulation in each state in which Alpha Modus offers its securities.

An active market for Alpha Modus’ securities may not develop, which would adversely affect the liquidity and price of Alpha Modus’ securities.

The price of Alpha Modus’ securities may vary significantly due to factors specific to Alpha Modus as well as to general market or economic conditions. Furthermore, an active trading market for Alpha Modus’ securities may never develop or, if developed, it may not be sustained. Holders of Alpha Modus’ securities may be unable to sell their securities unless a market can be established and sustained.

The market price of the Company’s common stock may decline.

Fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been an active public market for the Company’s common stock. If an active market for Alpha Modus’ securities develops and continues, the trading price of Alpha Modus’ securities in the future could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond Alpha Modus’ control. Any of the factors listed below could have a material adverse effect on your investment in Alpha Modus’ securities and Alpha Modus’ securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of Alpha Modus’ securities may not recover and may experience a further decline.

The market price of Alpha Modus common stock may decline for a number of other reasons including if:

●	investors react negatively to the prospects of Alpha Modus’ business operations, results, and prospects;

●	actual or anticipated fluctuations in Alpha Modus’ quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

●	changes in the market’s expectations about Alpha Modus’ operating results;

●	success of competitors;

●	changes in financial estimates and recommendations by securities analysts concerning Alpha Modus or the AI industry in general;

●	operating and share price performance of other companies that investors deem comparable to Alpha Modus;

●	Alpha Modus’ ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting Alpha Modus’ business;

●	Alpha Modus’ ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving Alpha Modus;

●	changes in Alpha Modus’ capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of Alpha Modus’ shares of common stock available for public sale; or

●	any major change in Alpha Modus’ Board or management.

Future sales, or the perception of future sales, by Alpha Modus or its stockholders in the public market could cause the market price for Alpha Modus common stock to decline.

The sale of shares of Alpha Modus common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of Alpha Modus common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for Alpha Modus to sell equity securities in the future at a time and at a price that it deems appropriate.

All shares currently held by public stockholders and all of the shares issued in the Business Combination to existing Alpha Modus stockholders are freely tradable without registration under the Securities Act, and without restriction by persons other than Alpha Modus’ “affiliates” (as defined under Rule 144 of the Securities Act, “Rule 144”), including Alpha Modus’ directors, executive officers and other affiliates.

Certain existing Alpha Modus stockholders, who collectively own 4,342,308 shares of Alpha Modus common stock following the Business Combination and 7,500,000 shares of Alpha Modus Series C Preferred Stock (all of which shares are deemed to be owned by William Alessi, the CEO of Alpha Modus, as Mr. Alessi or his spouse have voting and dispositive power with respect to those shares), have agreed pursuant to a lock-up agreement not to dispose of (or hedge) more than 2,484,616 shares Alpha Modus common stock or securities convertible into or exchangeable for shares of Alpha Modus common stock during the period from the date of the Closing continuing through the earliest of: (i) the date that is one year from the Closing Date, (ii) the last trading day when the last reported sale price of Alpha Modus common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for 20 trading days within any 30-trading day period at least one year after the Closing Date, or (iii) such date on which Alpha Modus completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Alpha Modus stockholders having the right to exchange their shares of Alpha Modus common stock for cash, securities or other property. Because 2,484,616 shares of Alpha Modus common stock held by those stockholders are not subject to those lock-up restrictions (and have been registered for resale), those stockholders may sell those shares, which could cause the market price of Alpha Modus common stock to decline.

In the future, Alpha Modus may also issue its securities in connection with investments or acquisitions. The amount of shares of Alpha Modus common stock issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding shares of Alpha Modus common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to Alpha Modus stockholders.

Alpha Modus’ failure to meet the continued listing requirements of Nasdaq could result in a delisting of its Securities.

On January 6, 2025, Alpha Modus received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company no longer met the minimum market value of publicly held shares (“MVPHS”) of $15,000,000 required by Nasdaq’s listing rules. Under the rules, the Company has 180 calendar days, or until July 7, 2025, to regain compliance. If the Company’s MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days during this period, Nasdaq will provide the Company with written confirmation of compliance, and the matter will be closed.

On February 5, 2025, Alpha Modus received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company no longer met the minimum market value of listed securities (“MVLS”) of $50,000,000 required by Nasdaq’s listing rules. Under the rules, the Company has 180 calendar days, or until August 4, 2025, to regain compliance. If the Company’s MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days during this period, Nasdaq will provide the Company with written confirmation of compliance, and the matter will be closed.

There is no guarantee that the Company’s MVPHS or MVLS will increase sufficiently and for a long enough period of time for the Company to regain compliance with Nasdaq’s listing rules. If Alpha Modus fails to regain compliance with these rules, or fails to satisfy other continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist the Company’s securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, Alpha Modus can provide no assurance that any action taken by it to restore compliance with listing requirements would allow its securities to become listed again, stabilize the market price or improve the liquidity of its securities, prevent its securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if Alpha Modus’ securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Alpha Modus qualifies as an “emerging growth company” as well as a smaller reporting company within the meaning of the Securities Act, and if Alpha Modus takes advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make Alpha Modus’ securities less attractive to investors and may make it more difficult to compare Alpha Modus’ performance with other public companies.

Alpha Modus qualifies as an “emerging growth company” within the meaning of Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, Alpha Modus may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as Alpha Modus continues to be an emerging growth company, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in Alpha Modus’ periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, Alpha Modus’ stockholders may not have access to certain information they may deem important. Alpha Modus will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Alpha Modus common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which Alpha Modus has total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which Alpha Modus has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in the IAC IPO. Investors may find Alpha Modus’ securities less attractive because Alpha Modus will rely on these exemptions. Alpha Modus cannot predict whether investors will find its securities less attractive because it will rely on these exemptions. If some investors find Alpha Modus’ securities less attractive as a result of its reliance on these exemptions, the trading prices of Alpha Modus’ securities may be lower than they otherwise would be, there may be a less active trading market for its securities and the trading prices of its securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Alpha Modus’ financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, Alpha Modus will qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Alpha Modus will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of Alpha Modus common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) its annual revenues exceeded $100 million during such completed fiscal year and the market value of Alpha Modus common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent Alpha Modus takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have identified material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

We previously identified two significant deficiencies that resulted in immaterial revisions to our previously reported financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, and the quarterly unaudited financial statements contained in its Form 10-Qs for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022. The deficiencies related to a missed adjustment for shares that were forfeited on October 16, 2021, and a calculation error in the supporting documents for the Company’s income tax footnote. These two identified significant deficiencies resulted in our inability to timely file its Annual Report on Form 10-K, and, thus, resulted in a material weakness in our internal control over financial reporting.

Additionally, between March 2, 2023 and December 5, 2023, the Company withdrew an aggregate amount of $2,497,248.57 from the Company’s IPO trust account pursuant to seven separate written withdrawal requests to Continental Stock Transfer and Trust (“Continental”), the trustee for the trust account for the payment of taxes. While the Company paid an aggregate amount of $1,447,889.17 for tax payments, the remaining amount of $1,049,359.40, that was withdrawn from the trust account for tax purposes, was used to pay other business expenses of the Company. On March 15, 2024, the Sponsor deposited $1,049,359.40 into the trust account, and on March 26, 2024, the Sponsor deposited an additional amount $36,285.07 into the trust account to reimburse the trust account for interest that would have earned on the $1,049,359.40 that was erroneously withdrawn from the trust account. This resulted in a material weakness in our internal control over financial reporting. Subsequent to the end of the March 31 fiscal quarter, the funds were returned by the Sponsor to the trust account. Furthermore, during the year ended December 31, 2023, funds were transferred from the trust account to the Company’s operating bank account and then to the Sponsor, which is not in accordance with the trust agreement. During the year ended December 31, 2023, we did not have controls in place to prevent or detect such transfer of funds. This resulted in a material weakness. Subsequent to the period end, the funds were returned by the Sponsor to the Company’s operating bank account.

We have concluded that our internal control over financial reporting was ineffective as of December 31, 2024, and as of December 31, 2023, because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses in our internal control over financial reporting or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The future exercise of registration rights may adversely affect the market price of our common stock.

Certain of our stockholders will continue to have registration rights for restricted securities in the future. We are obligated to register certain securities, including shares of common stock held by the Sponsor or its assignees and shares of Alpha Modus common stock received by certain significant Alpha Modus stockholders as part of the Business Combination. We are obligated to (i) file a resale registration statement to register such securities, and (ii) use reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as reasonably practicable. Sales of a substantial number of shares of Alpha Modus common stock pursuant to the resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Alpha Modus common stock.

In connection with the Amended Registration Rights Agreement executed simultaneously with the Business Combination Agreement, approximately 4,500,000 shares of Alpha Modus common stock, held by the Sponsor and the Anchor Investors, as defined herein, approximately 4,340,000 shares of Alpha Modus common stock deemed to be beneficially owned by William Alessi, and up to 8,700,000 shares of Alpha Modus common stock underlying the Private Placement Warrants held by Sponsor and the underwriter are entitled to registration rights. This amount of shares subject to registration rights does not include any earnout shares which the Sponsor may receive following the closing of the Business Combination Agreement. In the event the Sponsor does receive any earnout shares, the Sponsor will have registration rights with respect to such earnout shares.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties.

The Company’s headquarters is a virtual facility with an address in Cornelius, North Carolina. Having a virtual headquarters has allowed Alpha Modus to operate with minimal overhead that was not needed to support its current staff. Operations, research and development functions are currently conducted virtually, and Alpha Modus believes its current virtual facility is adequate and suitable for its current needs. Alpha Modus’ plans to expand licensing the ‘571 family of patents through a small internal sales team will require Alpha Modus to secure a suitable alternative space to accommodate its operations. Alpha Modus does not own any real property. For the years ended December 31, 2024 and 2023, the Company’s facility expenses were $0 and $0, respectively.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

On January 16, 2024, Alpha Modus filed a patent infringement lawsuit against The Kroger Company alleging patent infringement of several Alpha Modus patents pertaining to the Company’s ‘571 patent portfolio encompassing retail marketing and advertising data-driven technologies to enhance consumer’s in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (case no. 2:2024cv00022), and the case is currently in discovery.

On November 12, 2024, Alpha Modus filed a patent infringement lawsuit against Brookshire Grocery Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent portfolio, ‘825 patent portfolio, ‘672 patent portfolio, ‘890 patent portfolio and ‘880 patent portfolio, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (case no. 2:2024cv00919), and the case is in its initial pleading stage.

On December 17, 2024, Alpha Modus filed a patent infringement lawsuit against Wakefern Food Corporation and Shelf Nine LLC alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent portfolio, ‘825 patent portfolio, ‘672 patent portfolio, ‘890 patent portfolio and ‘880 patent portfolio, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (case no. 2:2024cv01056), and the case has since been settled.

On February 3, 2025, Alpha Modus filed a patent infringement lawsuit against Walgreen Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent portfolio, ‘825 patent portfolio, ‘672 patent portfolio, ‘890 patent portfolio and ‘880 patent portfolio, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (case no. 2:2025cv00120), and the case is in its initial pleading stage.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and public warrants are listed on the Nasdaq Global Market tier of The Nasdaq Stock Market LLC (the “Nasdaq”), under the symbols “AMOD” and “AMODW,” respectively. During the years ending December 31, 2024 and 2023, there was limited or sporadic trading of our common stock, and, therefore, the high and low trading price information for our shares for each quarter for the last two years, through the year ended December 31, 2024, as reported by OTCMarkets.com, is as follows:

2024 FISCAL YEAR	High	Low
First Quarter	$10.79	$10.68
Second Quarter	$11.9899	$10.77
Third Quarter	$11.5	$11.27
Fourth Quarter	$13.49	$2.2

2023 FISCAL YEAR	High	Low
First Quarter	$10.71	$10.07
Second Quarter	$10.43	$10.19
Third Quarter	$10.77	$10.4015
Fourth Quarter	$10.79	$10.50

Record Holders

As of March 10, 2025, there were 12,476,780 shares of our Class A common stock issued and outstanding, which shares were owned by approximately 109 holders of record, based on information provided by our transfer agent.

Dividend Policy

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

On or about December 13, 2024, simultaneously with the closing of the Business Combination, the Company issued (i) Janbella Group, LLC 1,392,308 shares of Class A common stock, (ii) Michael Singer 125,000 shares of Class A common stock, (iii) Cantor Fitzgerald & Co. 210,000 shares of Class A common stock, and (iv) Odeon Capital Group, LLC 90,000 shares of Class A common stock. The Company issued the foregoing securities under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends were affixed to the certificates representing the securities (or reflected in restricted book entry with the Company’s transfer agent). The parties also had adequate access, through business or other relationships, to information about the Company.

On January 5, 2025, the Company issued 2,632 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued on the closing price of the Company’s common stock on December 13, 2024 (merger date) at $9.50 per share.

On January 5, 2025, the Company issued 11,000 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts with the merger. These shares were valued at the closing price of the Company’s common stock on January 3, 2025 at $2.51 per share.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We reserve the right not to provide the Selected Financial Data in our future filings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “we,” “our,” “us,” and “Alpha Modus” generally refer to Alpha Modus, Corp. prior to the Business Combination and to Alpha Modus Holdings, Inc. and its consolidated subsidiaries after giving effect to the Business Combination. References to “Legacy Alpha Modus” generally refer to Alpha Modus, Corp., and references to the “Company” generally refer to Alpha Modus Holdings, Inc. The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the sections entitled “Business,” “Unaudited Pro Forma Condensed Combined Financial Information and Other Data,” and our financial statements and related notes and other information included elsewhere in this report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

The Company was a blank check company as “Insight Acquisition Corp.” On December 13, 2024, the Company completed a business combination with Alpha Modus, Corp., a Florida corporation. At closing of the business combination, the Company’s name was changed to “Alpha Modus Holdings, Inc.,” and the Company’s operations are now those of Alpha Modus.

Alpha Modus offers technology as a service. Its core technologies have been deployed on IBM’s Bluemix platform and earned a Beacon Award by IBM 2016 for Best New Application on IBM Cloud from an Entrepreneur. Alpha Modus has been recognized by IBM Watson as a thought leader in technology. As technological innovation is at the core of the company, Alpha Modus has developed comprehensive end-to-end patented solutions for retailers and consumer brands to bring innovation to consumers and enhance their experience at the point of sale.

On January 11, 2024, Alpha Modus entered into a license agreement with GZ6G Technologies Corp. (“GZ6G”), which gives GZ6G the right to use Alpha Modus’ patented intellectual property, and pertains to GZ6G’s promotional, advertising, and operational functions, including co-development arrangements with Alpha Modus for AI-driven advertising solutions for stadiums and event management. Alpha Modus intends to deploy services under the license by the end of 2024, expand event venue service offerings in late 2025, and expand service offerings in additional industries in 2024.

On January 16, 2024, Alpha Modus initiated a patent infringement action against The Kroger Company alleging patent infringement of several Alpha Modus patents encompassing retail marketing and advertising data-driven technologies to enhance consumer’s in-store experience at the point of decision. On November 12, 2024, Alpha Modus initiated a patent infringement lawsuit against Brookshire Grocery Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent portfolio, ‘825 patent portfolio, ‘672 patent portfolio, ‘890 patent portfolio and ‘880 patent portfolio, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. On December 17, 2024, Alpha Modus filed a similar patent infringement lawsuit against Wakefern Food Corporation and Shelf Nine LLC (which has since been settled), and on February 3, 2025, Alpha Modus filed a patent infringement lawsuit against Walgreen Co.

On April 10, 2024, Alpha Modus entered into a license agreement with Xalles Holdings Inc. and its subsidiary, CashXAI Inc. (“CashX”), which gives CashX the exclusive right to use all of Alpha Modus’ patented intellectual property in connection with CashX’s promotional, advertising, and operational functions, including co-development arrangements with Alpha Modus, within the Exclusive Industry. The “Exclusive Industry” means the industry relating to self-service kiosks located in retail food, drug and convenience stores for the purpose of serving Unbanked and Underbanked consumers, by offering banking, phone and insurance solutions to the consumer. An “Unbanked” consumer means a person that does not have a checking or savings account with an FDIC-insured institution, and an “Underbanked” consumer means a person that has or had a checking or savings account with an FDIC-insured institution, but regularly uses non-traditional banks such as Venmo or the Cash App, or lenders such as a check cashing company or payday lender. Alpha Modus intends to deploy services under the license by the end of 2024.

Alpha Modus intends to continue its intellectual property licensing and enforcement efforts throughout 2025. No assurances can be given that any of these plans will come to fruition or that, if implemented, they will necessarily yield positive results.

Business Combination Agreements

The Company was originally incorporated in Delaware on April 20, 2021, as a special purpose acquisition company under the name “Insight Acquisition Corp.” (“INAQ”).

On October 13, 2023, the Company and Alpha Modus, Corp. entered into the Business Combination Agreement, which was subsequently amended on June 21, 2024. Pursuant to the Business Combination Agreement, as amended, Alpha Modus, Corp., and the Company agreed that (i) each share of Alpha Modus, Corp. common stock (other than those properly exercising any applicable appraisal rights under applicable law) would be converted into (A) one share of Company common stock, and (B) the contingent right to receive a pro rata portion of the Earnout Shares (as defined below) (which may be zero); and (iii) each share of Alpha Modus, Corp. preferred stock (other than those properly exercising any applicable appraisal rights under applicable law) would be converted into (A) one share of Company Series C Preferred Stock, and (B) the contingent right to receive a pro rata portion of the Earnout Shares (as defined below) (which may be zero) (collectively the “Merger Consideration”).

The stockholders of Alpha Modus, Corp. may be issued up to 2,200,000 additional shares of Company common stock (the “Earnout Shares”). The Earnout Shares will be earned and issued in one-third (1/3) increments (of approximately 733,333 shares) if, for any twenty (20) trading days within any thirty (30)-consecutive trading day period beginning at least 180 days after the Closing and on or prior to the 5-year anniversary of the Closing, the VWAP of the Company’s common stock equals or exceeds $13.00 per share, $15.00 per share and $18.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing), respectively, with all remaining Earnout Shares earned and issued upon certain changes of control of IAC at or prior to the 5-year anniversary of the Closing.

Additionally, at the Closing, the Company’s sponsor, Insight Acquisition Sponsor LLC (the “Sponsor”) was required to deposit 750,000 shares of Company common stock into escrow (the “Sponsor Earnout Shares”), and the Sponsor Earnout Shares will be released to the Sponsor according to the same milestones and timelines applicable to the Earnout Shares described above. Additionally, the Company and the Sponsor agreed that the Sponsor will forfeit and cancel 750,000 shares of Company common stock at Closing. Finally, at the Closing, (i) the Company will to use its best efforts to pay off the Company’s loan(s) from Polar Multi-Strategy Master Fund (“Polar”) (expected to be approximately $975,000 at Closing), (ii) the Company will use its best efforts to pay Alpha Modus, Corp.’s loans from Janbella Group, LLC (“Janbella”) (expected to be approximately $1,400,000 at Closing), (iii) the Company will issue to Janbella 1,392,308 shares of Company common stock, (iv) the Company will issue to Michael Singer 125,000 shares of Company common stock, (v) the Company will issue to Cantor Fitzgerald & Co. (“Cantor”) 210,000 shares of Company common stock, and (vi) the Company will issue to Odeon Capital Group, LLC (“Odeon”) 90,000 shares of Company common stock.

Cantor, the representative of the underwriters in the Company’s original IPO in September 2021, was entitled to a deferred underwriting commission upon the closing of the Business Combination of $6,600,000, which amount was not subject to change based on redemption levels. On June 20, 2024, Cantor and Odeon entered into fee modification agreements with the Company pursuant to which (i) Cantor would be issued 210,000 shares of Company common stock and Odeon would be issued 90,000 shares of Company common stock at the closing of the Business Combination, and (ii) Cantor and Odeon would waive the right to any further underwriting commissions or other payments by the Company under its Underwriting Agreement with them, subject to the other terms of those fee modification agreements.

On October 29, 2024, Company stockholders approved the Business Combination and other transactions and proposal presented within the proxy statement/prospectus in connection with Business Combination transactions.

Financing in Connection with Business Combination

On October 23, 2024, Alpha Modus Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Company would sell, and the Investor would purchase, a secured convertible promissory note in the original principal amount of $2,890,000 (the “Note”) for a net purchase price of $2,600,000 (after deducting an original issue discount of $260,000, and payment of $30,000 for the Investor’s legal, accounting, due diligence, asset monitoring, and other transaction expenses).

The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA grants the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus, Corp. is required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, Corp., granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, Corp., including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), are required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party will be subordinated to Investor, (ii) all security interests of any Capital Party will be subordinate to Investor’s security interests, (iii) the Borrowers will not make any payments to any Capital Party, (iv) none of the Capital Parties will accelerate any subordinated debt or equity, (v) and no Capital Party will convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor has been fully paid and all financing agreements between the Investor and the Borrowers are terminated.

The Note will mature 18 months following the date the purchase price is delivered to the Company (the “Purchase Price Date”), will accrue interest of 10% per annum, will be prepayable (after providing five trading days’ notice) at a 20% premium to the then-outstanding balance of the Note, and will be convertible into Class A common stock (“Common Stock”) of the Company as described below. Within 30 days of the Purchase Price Date, the Company will be obligated to file a registration statement on Form S-1 with the SEC registering a number of shares of Common Stock issuable upon conversion of the Note. If the registration statement is not declared effective by the SEC within 120 days of the Purchase Price Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the registration statement is declared effective or the Investor is able to sell shares of Common Stock issuable upon conversion of the Note pursuant to Rule 144 under the Securities Act of 1933, as amended. If by the date that 50% of the shares registered under the registration statement have been issued to Investor (such date, the “Trigger Date”) the Note has not yet been repaid in full, the Company will be obligated to file an additional registration statement registering additional shares of Common Stock issuable upon conversion of the Note within 30 days of the Trigger Date. If that additional registration statement is not declared effective by the SEC within 120 days of the Trigger Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the additional registration statement is declared effective.

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

On December 12, 2024, the Company amended the SPA (the “Amended SPA”) to revise the terms of the Note. Pursuant to the Amended SPA, the Note is not convertible below a floor price of $4.00/share, but if the closing bid price of the Company’s common stock is less than the floor price for ten consecutive trading days, the Company is required to begin making monthly payments under the Note on the date that is 90 days following the original funding date.

On or about December 13, 2024, the Company issued the Note to the Investor, the Note was funded on or about December 16, 2024, and since that time, the closing bid price of the Company’s common stock has been less than the $4.00 floor price for more than ten consecutive trading days, which, under the terms of the Amended SPA, would have required the Company to begin making monthly payments under the Note, with those monthly payments commencing on March 16, 2025, and with those monthly payments being equal to 120% multiplied by the outstanding balance divided by the lesser of 6 or the number of months remaining until the Note’s maturity date.

On January 27, 2025, the Company and the Investor entered into an amendment to the Note providing that (i) the Company is not required to begin making monthly payments under the Note until May 16, 2025, (ii) the monthly payments will equal $485,000.00 plus all accrued but unpaid interest, multiplied by 120%, and (iii) the Company will pay to the Investor 50% of all proceeds received by the Company from any equity line of credit or similar arrangement within one trading day of receipt by the Company.

Business Combination Closing

On December 13, 2024, the parties to the Business Combination Agreement consummated the Business Combination, and in connection with closing issued the Note to the Investor, and entered into the Guaranty, Security Agreements, IP Security Agreement, and Subordination Agreement. Immediately upon the consummation of the Business Combination, Alpha Modus, Corp. became a wholly owned subsidiary of the Company, the Company changed its name to “Alpha Modus Holdings, Inc.,” and the Company is now listed on Nasdaq under the symbol “AMOD”. The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, INAQ is treated as the acquired company for financial statement reporting purposes. See “Unaudited Pro Forma Condensed Combined Financial Information and Other Data.” Legacy Alpha Modus’s financial statements for previous periods will be disclosed in the Company’s future periodic reports filed with the SEC.

In connection with the Business Combination, approximately 426,136 shares of common stock were redeemed, which represented a significant portion of the publicly traded shares outstanding immediately prior to the Business Combination and resulted in only approximately $1.16 million of cash from the INAQ trust account becoming available to Alpha Modus in connection with the closing of the Business Combination. In the Business Combination, the Company issued 5,295,000 shares of common stock and 7,500,000 shares of Series C Preferred Stock to Legacy Alpha Modus’ shareholders as merger consideration in the Business Combination, and the Company issued 1,817,308 shares of common stock to various parties as required by the Business Combination Agreement. Immediately following the Business Combination, including the redemption of shares described above, there were 12,455,252 shares of the Company’s common stock (all Class A common stock) issued and outstanding, and 7,500,000 shares of the Company’s Series C Preferred Stock issued and outstanding.

As a result of becoming a publicly traded company, we will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and has a year-end of December 31st.

Critical accounting policies are those that, in management’s view, are most important to the portrayal of a company’s financial condition and results of operations and most demanding on their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this annual report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

The company earnout shares and sponsor earnout shares (“earnout shares”) as defined in the business combination agreement are recognized as derivative liabilities in accordance with ASC 815. In accordance with FASB ASC Topic 820, “Fair Value of Financial Instruments” (“ASC 820”), the Company recognizes the earnout shares instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. At the date of the merger, the initial fair value of the earnout shares have been estimated using a Monte Carlo simulation model. Subsequently, the fair value of the earnout shares have been estimated using this same Monte Carlo simulation model. Derivative earnout shares liabilities are classified as current liabilities (See note 7 for more details on earnout shares).

Series C Preferred Stock

During the year ended December 31, 2024, the Company amended and restated its charter to include the designation of a Series C Preferred Stock. The Amended and Restated Charter authorizes the issuance of 8,500,000 shares of preferred stock, 7,500,000 shares of which have been designated as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), and 1,000,000 shares of which will be undesignated. Based on the characteristics and rights of the Series C Preferred Stock, the Company is reporting it as Mezzanine Equity (Temporary Equity) on its consolidated balance sheets. These shares were valued at the date of issuance using a Monte Carlo Simulation model. The Company determined that subsequent changes to the carrying value of the series C preferred shares will not be recognized until Redemption becomes probable of occurring. See Note 9 – Mezzanine Equity for further details.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

For the year ended December 31, 2024, compared to the year ended December 31, 2023

Revenue

Alpha Modus had no revenue during the years ended December 31, 2024 and 2023.

Operating Expenses

Alpha Modus had operating expenses of $834,895 for the year ended December 31, 2024, compared to $391,949 for the year ended December 31, 2023. The increase was primarily due to an increase in professional fees related to the pending merger and increased accounting and legal fees.

Other Income/Expenses

Alpha Modus had total other income of $4,938,162 for the year ended December 31, 2024, $168,886 of which was interest expense, $13,226,926 of which was a forbearance fee expense, $397,553 of which was a loss in change in fair value of warrants liability and $18,731,514 of which was a gain of change in fair value of earnout shares liability, as compared to total other expense of $109,346, $109,353 of which was interest expense during the year ended December 31, 2023.

Net Income

Alpha Modus had a net income of $4,103,067 for the year ended December 31, 2024, compared to a net loss of $501,295 for the year ended December 31, 2023. The increase in net income during the year ended December 31, 2024, as compared to the net loss during the year ended December 31, 2023, was primarily due to the gain in change in fair value of earnout shares of $18,731,514, loss in change in fair value of warrants liability of $397,553 and forbearance fee expense of $13,226,926 during the year ended December 31, 2024, described above.

Liquidity and Capital Resources

As of December 31, 2024, Alpha Modus had cash of $735,814. We do not have sufficient resources to effectuate our business. We expect to incur significant expenses during the next twelve months of operations, including as a result of becoming a public company. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we believe we will need to raise a minimum of an additional $2,500,000. These factors, along with the lack of current Company revenues, raise substantial doubts about Alpha Modus’ ability to continue as a going concern.

Operations used cash of $1,676,499 for the year ended December 31, 2024, compared to $515,181 for the year ended December 31, 2023.

We acquired $2,537 in cash with the business combination but incurred $361,643 in acquisition costs.

We had net cash provided by financing activities for the year ended December 31, 2024, of $2,664,610, compared to $618,984 for the year ended December 31, 2023.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds for our operations will have a severe negative impact on our ability to remain a viable company.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable.

IAC is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, Alpha Modus expects to remain an emerging growth company at least through the end of the 2023 fiscal year and to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare Alpha Modus’ financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the IAC IPO, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding common equity held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplemental Data.

ALPHA MODUS HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

FINANCIAL STATEMENT TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpha Modus Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha Modus Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Turner, Stone & Company, L.L.P

We have served as the Company’s auditor from 2023 to 2024.

Dallas, Texas

May 3, 2024, except for the effects of the reverse recapitalization completed by the Company on December 13, 2024 as disclosed in Notes 1 and 10 as to which the date is April 15, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Modus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alpha Modus Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2024.

Houston, Texas

April 15, 2025

ALPHA MODUS HOLDINGS, INC.

(fka INSIGHT ACQUISITION CORP.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$735,814	$106,809
Prepaid expenses	841,637	-
Other receivable	-	15,000
Franchise tax receivable	125,068	-
Total current assets	1,702,519	121,809
Total assets	$1,702,519	$121,809

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$16,487	$11,844
Accrued liabilities	37,252	88,350
Accrued interest payable to related party	79,859	22,064
Excise tax payable	2,348,302	-
Financing payable	663,582	-
Convertible notes payable - related party, net of discount	35,000	-
Note payable - related party	1,375,691	964,125
Earnout shares and sponsor earnout shares liability	1,053,084	-
Warrant liability	1,950,053	-
Total current liabilities	7,559,310	1,086,383
Convertible notes payable, net of discount	2,934,543	-
Total liabilities	10,493,853	1,086,383

Commitments and contingencies

Mezzanine equity
Series C preferred stock, $0.001 par value, 8,500,000 shares authorized, 7,500,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	71,809,025	750

Stockholders’ deficit
Common stock, $0.0001 par value, 490,000,000 shares authorized, 12,455,252 and 3,500,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,246	350
Additional paid-in capital	13,226,787	2,697,132
Accumulated deficit	(93,828,392)	(3,662,806)
Total stockholders’ deficit	(80,600,359)	(965,324)
Total liabilities, mezzanine equity and stockholders’ deficit	$1,702,519	$121,809

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

(fka INSIGHT ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2024	December 31, 2023
Operating expenses
General and administrative expenses	$396,434	$42,918
Professional fees	438,461	349,031
Total operating expenses	834,895	391,949
Operating loss	(834,895)	(391,949)

Other income (expenses)
Interest income	13	7
Change in fair value of earnout shares liability	18,731,514	-
Change in fair value of warrants liability	(397,553)	-
Forbearance fee expense	(13,226,926)	-
Interest expense	(168,886)	(109,353)
Total other income (expense)	4,938,162	(109,346)
Income (loss) before income tax expense	4,103,267	(501,295)
Income tax expense	(200)	-
Net income (loss)	$4,103,067	$(501,295)

Income (loss) per share, class A common stock – basic	$0.73	$(0.26)
Weighted average number of shares of class A common stock – basic	5,640,991	1,893,001

Income (loss) per share, class A common stock – diluted	$0.13	$(0.26)
Weighted average number of shares of class A common stock – diluted	32,175,764	1,893,001

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

(fka INSIGHT ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock				Common Stock		Additional		Total
	Series A		Series B				Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	5,100,000	$510	10	$-	1,197,208	$120	$3,047,035	$(3,205,588)	$(157,923)
Purchase of treasury stock that was cancelled	-	-	-	-	(36,400)	(4)	(140,996)	-	(141,000)
Imputed interest discounts on related party notes	-	-		-	-	-	-	44,077	44,077
Conversion of preferred series A to common stock	(5,100,000)	(510)	-	-	5,100	1	509	-	-
Conversion of preferred series B to common stock	-	-	(10)	-	2,334,092	233	(209,416)		(209,183)
Net loss for the year	-	-	-	-	-	-	-	(501,295)	(501,295)
Balance, December 31, 2023	-	-	-	-	3,500,000	350	2,697,132	(3,662,806)	(965,324)
Imputed interest discounts on related party notes	-	-	-	-	-	-	-	14,087	14,087
Shares issued for note extension with related party	-	-	-	-	1,400,000	140	34,860	-	35,000
Shares issued for cash and financing incentive	-	-	-	-	1,000,000	100	24,900	-	25,000
Shares issued for services	-	-	-	-	245,000	25	6,100	-	6,125
Shares cancelled per forfeiture agreement	-	-	-	-	(850,000)	(85)	85	-	-
Effect of recapitalization merger	-	-	-	-	5,767,944	577	(2,763,077)	(94,282,740)	(97,045,240)
Shares issued for forbearance fee	-	-	-	-	1,392,308	139	13,226,787	-	13,226,926
Net income for the year	-	-	-	-	-	-	-	4,103,067	4,103,067
Balance, December 31, 2024	-	$-	-	$-	12,455,252	$1,246	$13,226,787	$(93,828,392)	$(80,600,359)

The accompanying notes are an integral part of the consolidated financial statement.

ALPHA MODUS HOLDINGS, INC.

(fka INSIGHT ACQUISITION CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net income (loss)	$4,103,067	$(501,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	94,168	87,289
Shares issued for services	6,125	-
Change in fair value of warrant liability	397,553	-
Change in fair value of earnout shares liability	(18,731,514)	-
Stock issued for forbearance fee	13,226,926	-
Change in assets and liabilities:
Prepaid expenses	(801,386)	-
Other receivables	17,224	(15,000)
Accounts payable and accrued expenses	41,893	11,844
Accrued expenses - related party	(88,350)	(120,083)
Accrued interest payable - related party	57,795	22,064
Net cash used in operating activities	(1,676,499)	(515,181)

Cash flows from investing activities:
Cash acquired with merger	2,537	-
Acquisition cots	(361,643)	-
Net cash used in investing activities	(359,106)	-

Cash flows from financing activities:
Proceeds from notes payable to related party	500,000	821,941
Repayment of notes payable to related party	(123,972)	(61,957)
Repayment of due to investor	(1,000,000)	-
Proceeds from convertible notes payable	2,600,000	-
Proceeds from financing payable	663,582	-
Repurchase of common stock to cancel	-	(141,000)
Proceeds from sale of common stock	25,000	-
Net cash provided by financing activities	2,664,610	618,984
Net change in cash	629,005	103,803

Cash at beginning of period	106,809	3,006
Cash at end of period	$735,814	$106,809

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$200	$-

Supplemental non-cash information
Net assets and liabilities assumed in the merger	$(25,236,215)	$-
Conversion of preferred series A stock into common stock	$-	$510
Conversion of preferred series B stock into common stock	$-	$10,000
Common shares cancelled per forfeiture agreement	$85	$-
Common shares cancelled for reimbursement of expenses	$-	$208,433
Common shares issued for note extension with related party	$35,000	$-
Renegotiated notes payable	$-	$487,500
Discounts on notes payable applied directly against accumulated deficit	$14,087	$44,077

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

(fka INSIGHT ACQUISITION CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 – NATURE OF OPERATIONS

Company Background

Alpha Modus Corp. (the “Company,” “we,” “us,” “our,” or “Alpha Modus”), was incorporated in the State of Florida on July 11, 2014.

Nature of Operations

Alpha Modus was founded as an artificial intelligence software as a service provider. As of January 2020, Alpha Modus abandoned its software and deemed it not technologically feasible. Since that time, the Company has focused on developing its patents. Alpha Modus was awarded US Patent No. 10,360,571 (the “571 Patent”) on July 23, 2019. Since August 2019, Alpha Modus has focused on research and development to expand claims of the 571 Patent. The Company began commercialization efforts of the 571 Patent family in 2024.

Business Combination

On December 13, 2024, the parties to the Business Combination Agreement consummated the Business Combination. Immediately upon the consummation of the Business Combination, Alpha Modus, Corp. (“Alpha Modus”) became a wholly owned subsidiary of the Company, the Company changed its name to “Alpha Modus Holdings, Inc.,” (“Holdings”). In accordance with ASC 805, in a business combination, one of the combining entities shall be identified as the accounting acquirer. Management evaluated ASC 805-10-55-11 through 55-15 to make this determination. Management assessed the various criteria to identify the accounting acquirer; form of consideration, relative voting rights, large minority interest, composition of the governing body, composition of management, terms of the exchange of equity interests and relative size. Management determined that Alpha Modus would be the accounting acquirer, based on the voting rights after the combination, large minority interest, composition of board and management and relative size. Management evaluated which entity constituted a business based on the assets acquired and liabilities assumed along with the inputs and processes of the entities. Management determined that Alpha Modus constitutes a business and that the substance of the transaction is a recapitalization of Alpha Modus often referred to as a reverse recapitalization. Accordingly, the merger will be accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, Holdings will be treated as the acquired company for financial reporting purposes. The net assets of Holdings will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the merger will be those of Alpha Modus. All periods prior to the Merger have been retrospectively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.

In the Business Combination, the Company issued 5,295,000 shares of common stock and 7,500,000 shares of Series C Preferred Stock to Legacy Alpha Modus’ shareholders as merger consideration in the Business Combination, and the Company issued 1,817,308 shares of common stock to various parties as required by the Business Combination Agreement. Immediately following the Business Combination there were 12,455,252 shares of the Company’s common stock (all Class A common stock) issued and outstanding, and 7,500,000 shares of the Company’s Series C Preferred Stock issued and outstanding.

Risks and Uncertainties

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC and has a year-end of December 31st.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses since the Company does not have any revenue stream. On December 31, 2024, we had $735,814 in cash. Our net income incurred for the year ended December 31, 2024 was $4,103,067, but was a result of changes in fair value of derivative liabilities. The working capital deficit was $5,856,791 on December 31, 2024. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Cash and Cash Equivalent

Cash is comprised of cash balances. Cash is held at major financial institutions and is subject to credit risk to the extent that those balances exceed applicable Federal Deposit Insurance Corporation (“FDIC”) insurance amounts of $250,000. From time to time, the Company has certain cash balances, including restricted cash, that may exceed insured limits. The Company utilizes large banking institutions that are reputable, therefore mitigating the risks.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. The more significant accounting estimates included in these consolidated financial statements are the determination of the fair value of the warrant liabilities, earnout shares and sponsor earnout shares, preferred series C stock and excise tax payable. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the consolidated balance sheets, except for the derivative liabilities (see Note 8).

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

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. In accordance with FASB ASC Topic 820, “Fair Value of Financial Instruments” (“ASC 820”), the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. At the date of the merger, the initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. Subsequently, the fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using this same Black-Scholes model. Derivative warrant liabilities are classified as current liabilities (See note 6 for more details on warrants).

The company earnout shares and sponsor earnout shares (“earnout shares”) as defined in the business combination agreement are recognized as derivative liabilities in accordance with ASC 815. In accordance with FASB ASC Topic 820, “Fair Value of Financial Instruments” (“ASC 820”), the Company recognizes the earnout shares instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. At the date of the merger, the initial fair value of the earnout shares have been estimated using a Monte Carlo simulation model. Subsequently, the fair value of the earnout shares have been estimated using this same Monte Carlo simulation model. Derivative earnout shares liabilities are classified as current liabilities (See note 7 for more details on earnout shares).

Net (Loss) Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 26,534,773 dilutive shares of common stock derived from two convertible notes and the series C preferred stock as of December 31, 2024 and zero dilutive shares of common stock as of December 31, 2023.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock and the earnout shares and sponsor earnout shares as defined in the business combination agreement an aggregate of 2,950,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share:

	For the Years Ended
Numerator	December 31, 2024	December 31, 2023
Net Income (Loss)	$4,103,067	$(501,295)
Amortization of Debt Discounts	9,543	-
Interest Expense	14,450	-
Adjusted Net Income (Loss)	$4,127,060	$(501,295)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	5,640,991	1,893,001
Dilutive Shares	26,534,773	-
Diluted Weighted Average Number of Shares Outstanding during Period	32,175,764	1,893,001

Diluted Net Income (Loss) per Share	$0.13	$(0.26)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2024 and 2023. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2024 and 2023.

Notes Payable

The Company issued various notes payable to related parties. These notes payable included original issue discounts and debt issuance costs.

Original issue discounts. The Company accounts for the original issue discounts in accordance with Accounting Standards Codification (“ASC”) No. 835-30, Interest and Imputation of Interest, which requires the Company to record the discount as a contra-liability and amortize it over the term of the underlying note using the interest method.

Debt issuance costs. The Company accounts for debt issuance costs in accordance with ASC No. 470-20, Debt, which requires the Company to recognize a contra-liability for costs incurred with the issuance of debt instruments. These contra-liabilities are amortized over the term of the underlying note payable using the interest method.

Related Parties

In accordance with ASC 850 “Related Party Disclosure”, a party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

Series C Preferred Stock

During the year ended December 31, 2024, the Company amended and restated its charter to include the designation of a Series C Preferred Stock. The Amended and Restated Charter authorizes the issuance of 8,500,000 shares of preferred stock, 7,500,000 shares of which have been designated as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), and 1,000,000 shares of which will be undesignated. Based on the characteristics and rights of the Series C Preferred Stock, the Company is reporting it as Mezzanine Equity (Temporary Equity) on its consolidated balance sheets. These shares were valued at the date of issuance using a Monte Carlo Simulation model. The Company determined that subsequent changes to the carrying value of the series C preferred shares will not be recognized until Redemption becomes probable of occurring. See Note 9 – Mezzanine Equity for further details.

Recent Accounting Pronouncements

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 12 – Segment Information for further details.

NOTE 3 – RELATED PARTY TRANSACTIONS

In 2021, William Alessi (“Alessi”), an officer and director of the Company, loaned the Company $89,929 and received a payment of $4,000, for a net of $85,929. The loan is informal, unsecured, due on demand and bears 10% interest. The accrued interest as of December 31, 2023 was $3,612. The accrued interest as of December 31, 2024 was $6,049. In 2023, the Company made payments of $61,958 towards the balance of the loan. On April 17, 2024, the Company paid the remaining balance of $23,972. As of December 31, 2024 and 2023, the balance was $0 and $23,972, respectively.

On January 17, 2023, the Company and Janbella Group, LLC (“Janbella”), which is controlled by Alessi, entered into a secured convertible promissory note for $412,500. The note included the $75,000 balance as of December 31, 2022, an additional $300,000, and an OID of $37,500. The note matures on January 17, 2024. The OID of $37,500 was recorded as a debt discount and was being amortized over the life of the original note ending on January 17, 2024. On August 31, 2023, the Company and Janbella entered into an Amended and Restated 12% Senior Secured Promissory Note for $453,750. This note was a modification of the $412,500 note dated January 17, 2023. The Company treated this as a modification of debt. All assets of the Company are collateral for the note. In the event of a Qualified Offering prior to the maturity date, at the option of Janbella, for every dollar received in a Qualified Offering, Janbella would receive $0.50, until the outstanding principal and interest are paid. Janbella is managed by Alessi. The note is convertible at a conversion price of $1.00. In the event of a merger or consolidation, the payment due to Janbella is 200% of the principal. During the year ended December 31, 2023, the Company amortized $35,753 of this discount. As of December 31, 2023, there is a remaining balance of $1,747 left of the OID. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,747 of this discount. There was a one-time interest charge of 10%, or $41,250, which was recorded as original interest discount and is being amortized over the life of the original note ending on January 17, 2024. During the year ended December 31, 2023, the Company amortized $39,329 of this discount. As of December 31, 2023, there was a balance remaining of $1,921. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,921 of this discount. On March 29, 2024, the Company extended this note to June 7, 2024 and issued 1,400,000 shares of common stock to the JanBella. The stock was valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024. As of December 31, 2024 and 2023, the balance was $453,750 and $453,750, with accrued interest $73,810 and $18,452, respectively.

On August 31, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $27,273, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2023, the Company amortized $9,116 of this discount. As of December 31, 2023, the balance of this discount was $18,157. During the year ended December 31, 2024, the Company amortized $18,157 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of December 31, 2024 and 2023, the balance on this note was $300,000.

On November 6, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $221,941. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $16,804, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2023, the Company amortized $3,091 of this discount. As of December 31, 2023, the balance of this discount was $13,713. During the year ended December 31, 2024, the Company amortized $13,713 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of December 31, 2024 and 2023, the balance on this note was $221,941.

On February 28, 2024, the Company and Janbella entered into a verbal agreement for a $100,000 0% Senior Secured Promissory Note. On May 17, 2024, the Company and Janbella formalized the February 28, 2024 verbal agreement by entering into an 0% Senior Secured Promissory Note for $400,000 and JanBella funded an additional $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $14,087, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $14,087 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On December 24, 2024, the Company and Janbella entered into a verbal agreement for an additional $100,000 0% Senior Secured Promissory Note. On December 13, 2024 as part of the business combination, the Company paid $100,000 on this balance. As of December 31, 2024 and 2023, the balance on this note was $400,000 and $0, respectively.

During the fiscal year ending December 31, 2023, the Company agreed to reimburse Mr. Alessi $208,433 for the cancellation of 90,165,908 shares and the potential acquisition of Alpha Modus Corp. by Insight Acquisition Corp. Payments of $120,083 had been made during 2023, leaving a balance due to Mr. Alessi of $88,350 as of December 31, 2023. During the year ended December 31, 2024, the Company made payments of $88,350, leaving a balance due of $0.

Convertible Promissory Note

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of December 31, 2024, the balance on this note was $35,000.

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

NOTE 4 – CONVERTIBLE NOTES

Streeterville Capital, LLC Convertible Note

On October 23, 2024, Alpha Modus Holdings, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Company would sell, and the Investor would purchase, a secured convertible promissory note in the original principal amount of $2,890,000 (the “Note”) for a net purchase price of $2,600,000 (after deducting an original issue discount of $260,000, and payment of $30,000 for the Investor’s legal, accounting, due diligence, asset monitoring, and other transaction expenses).

The SPA included customary representations, warranties and covenants by the Company and customary closing conditions. The SPA grants the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus, Corp. is required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, Corp., granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, Corp., including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), are required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party will be subordinated to Investor, (ii) all security interests of any Capital Party will be subordinate to Investor’s security interests, (iii) the Borrowers will not make any payments to any Capital Party, (iv) none of the Capital Parties will accelerate any subordinated debt or equity, (v) and no Capital Party will convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor has been fully paid and all financing agreements between the Investor and the Borrowers are terminated.

The Note will mature 18 months following the date the purchase price is delivered to the Company (the “Purchase Price Date”), will accrue interest of 10% per annum, will be prepayable (after providing five trading days’ notice) at a 20% premium to the then-outstanding balance of the Note, and will be convertible into Class A common stock (“Common Stock”) of the Company as described below. Within 30 days of the Purchase Price Date, the Company will be obligated to file a registration statement on Form S-1 with the SEC registering a number of shares of Common Stock issuable upon conversion of the Note. If the registration statement is not declared effective by the SEC within 120 days of the Purchase Price Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the registration statement is declared effective or the Investor is able to sell shares of Common Stock issuable upon conversion of the Note pursuant to Rule 144 under the Securities Act of 1933, as amended. If by the date that 50% of the shares registered under the registration statement have been issued to Investor (such date, the “Trigger Date”) the Note has not yet been repaid in full, the Company will be obligated to file an additional registration statement registering additional shares of Common Stock issuable upon conversion of the Note within 30 days of the Trigger Date. If that additional registration statement is not declared effective by the SEC within 120 days of the Trigger Date, the outstanding balance under the Note will automatically increase by one percent and will continue increasing by one percent every 30 days thereafter until the additional registration statement is declared effective.

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

On December 12, 2024, the Company amended the SPA (the “Amended SPA”) to revise the terms of the Note. Pursuant to the Amended SPA, the Note is not convertible below a floor price of $4.00/share, but if the closing bid price of the Company’s common stock is less than the floor price for ten consecutive trading days, the Company is required to begin making monthly payments under the Note on the date that is 90 days following the original funding date.

On or about December 13, 2024, the Company issued the Note to the Investor, the Note was funded on or about December 16, 2024, and since that time, the closing bid price of the Company’s common stock has been less than the $4.00 floor price for more than ten consecutive trading days, which, under the terms of the Amended SPA, would have required the Company to begin making monthly payments under the Note, with those monthly payments commencing on March 16, 2025, and with those monthly payments being equal to 120% multiplied by the outstanding balance divided by the lesser of 6 or the number of months remaining until the Note’s maturity date.

On January 27, 2025, the Company and the Investor entered into an amendment to the Note providing that (i) the Company is not required to begin making monthly payments under the Note until May 16, 2025, (ii) the monthly payments will equal $485,000.00 plus all accrued but unpaid interest, multiplied by 120%, and (iii) the Company will pay to the Investor 50% of all proceeds received by the Company from any equity line of credit or similar arrangement within one trading day of receipt by the Company.

The Company recorded a debt discount of $290,000 in connection with this Note. During the year ended December 31, 2024, the Company amortized $9,543 as debt discount interest expense. As of December 31, 2024, the balance of the debt discount was $280,457. As of December 31, 2024 and 2023, the balance was $2,890,000 and $0 with accrued interest of $14,450 and $0, respectively.

Loeb & Loeb, LLP Convertible Note

On December 13, 2024, the Company entered into a Convertible Promissory Note for $325,000 with Loeb & Loeb, LLP for services rendered in connection with the business combination.

The maturity date (the “Maturity Date”) of this promissory note is the earlier of (i) 12 months from the issue date referenced above (the “Issue Date”), or (ii) the date that is 10 business days following the date that the Issuer repays Streeterville Capital, LLC (the “Lender”) in full, and the Maturity Date is the date upon which the Principal Sum, as well as any unpaid interest and other fees hereunder, shall be due and payable.

Interest; Monthly Payment; Additional Payments. Interest shall not accrue on the Principal Sum except as set forth elsewhere herein. The Issuer shall make monthly payments of $25,000 beginning December 1, 2024. Additionally, the Issuer shall use at least 50% of the proceeds from any capital raise in excess of $1,000,000 following completion of the Issuer’s Business Combination with Alpha Modus, Corp. to pay any remaining balance under the Note

Conversion. If the Issuer is no longer subject to the Lender’s variable rate transaction prohibition or the Lender has consented to conversion of this promissory note as set forth herein, the Holder shall have the right, at its election, to convert all or part of the outstanding and unpaid Principal Sum, as well as any other fees pursuant to the terms hereof but not including interest, into shares of fully paid and non-assessable shares of the Issuer’s common stock, $0.0001 par value per share (the “Conversion Shares”) as per the following conversion formula: number of shares receivable upon conversion equals the dollar conversion amount divided by the Conversion Price (as defined hereinafter). The “Conversion Price” shall equal 90% of the 5-day volume-weighted average price (“VWAP”) of the Issuer’s common stock at the time of conversion as reported by Bloomberg L.P. Unless otherwise agreed in writing by both parties, at no time will the Holder convert any amount of the Note into common stock that would result in the Holder owning more than 4.99% of the common stock outstanding of the Issuer. Conversion Shares may be delivered to the Issuer by method of the Holder’s choice (including but not limited to email, facsimile, mail, overnight courier, or personal delivery). If no objection is delivered from the Issuer to the Holder regarding any variable or calculation of the conversion notice within 24 hours of delivery of the conversion notice, the Issuer shall have been thereafter deemed to have irrevocably confirmed and irrevocably ratified such notice of conversion and waived any objection thereto. The Issuer shall deliver the Conversion Shares from any conversion to the Holder (in any name directed by the Holder) within three (3) business days of conversion notice delivery.

Registration Rights. Provided this Note has become convertible, the Issuer represents, warrants and agrees that with respect to the Conversion Shares, the Holder will have registration rights identical to the registration rights provided to Insight Acquisition Sponsor LLC in the Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, including, but not limited to the following: (i) two demand registrations of the sale of the Conversion Shares at the Company’s expense, and (ii) unlimited “piggyback” registration rights for a period of five (5) years after the Issue Date at the Company’s expense. The Company shall execute and deliver the Joinder Agreement, attached hereto as Exhibit A. In the event the registration statement covering the Conversion Shares is not effective within 120 days of the Issue Date, then the principal amount due the Note will increase by one and one-half percent (1.5%) and will continue to increase by one and one-half percent (1.5%) for each thirty (30) day period such registration statement is not declared effective.

As of December 31, 2024 and 2023, the balance was $325,000 and $0, respectively.

NOTE 5 – FINANCING PAYABLE

On December 16, 2024, the Company entered into a financing arrangement for an insurance policy. The Company financed $663,582 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $68,642 with the first payment being due on January 16, 2025. As of December 31, 2024 and 2023, the balance of this financing arrangement was $663,582 and $0, respectively

NOTE 6 – WARRANTS

As of December 31, 2024 and 2023, the Company has 12,000,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding.

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

NOTE 7 – EARNOUT SHARES AND SPONSOR EARNOUT SHARES

The stockholders of Alpha Modus, Corp. may be issued up to 2,200,000 additional shares of Company common stock (the “Earnout Shares”). The Earnout Shares will be earned and issued in one-third (1/3) increments (of approximately 733,333 shares) if, for any twenty (20) trading days within any thirty (30)-consecutive trading day period beginning at least 180 days after the Closing and on or prior to the 5-year anniversary of the Closing, the VWAP of the Company’s common stock equals or exceeds $13.00 per share, $15.00 per share and $18.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing), respectively, with all remaining Earnout Shares earned and issued upon certain changes of control of the Company at or prior to the 5-year anniversary of the Closing.

Additionally, at the Closing, the Company’s sponsor, Insight Acquisition Sponsor LLC (the “Sponsor”) was required to deposit 750,000 shares of Company common stock into escrow (the “Sponsor Earnout Shares”), and the Sponsor Earnout Shares will be released to the Sponsor according to the same milestones and timelines applicable to the Earnout Shares described above (earned and issued in one-third (1/3) increments of approximately 250,000 shares).

“Closing Share Price” means, for any security as of any date(s), the dollar volume-weighted average price for such security on the principal securities exchange or securities market on which such security is then traded during the period beginning at 9:30:01 a.m., New York time, and ending at 4:00:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) or, if the foregoing does not apply, the dollar volume-weighted average price of such security in the over-the-counter market on the electronic bulletin board for such security during the period beginning at 9:30:01 a.m., New York time and ending at 4:00:00 p.m., New York time, as reported by Bloomberg, or, if no dollar volume-weighted average price is reported for such security by Bloomberg for such hours, the average of the highest closing bid price and the lowest closing ask price of any of the market makers for such security as reported by OTC Markets Group Inc. If the Closing Share Price cannot be calculated for such security on such date(s) on any of the foregoing bases, the Closing Share Price of such security on such date(s) shall be the fair market value per share on such date(s) as reasonably determined by the Company.

If the condition for more than one Milestone is achieved, the Company Earnout Shares to be issued in connection with such Milestone shall be cumulative with any Company Earnout Shares earned prior to such time and the Escrowed Sponsor Shares to be released from escrow to Sponsor shall be cumulative with any Escrowed Sponsor Shares released prior to such time in connection with the achievement of any other Milestone; provided that, for the avoidance of doubt, the Company Earnout Shares in respect of each Milestone will be issued and earned only once and the aggregate Company Earnout Shares issued shall in no event exceed 2,200,000 shares of Class A Common Stock.

If, at or following the 5-year anniversary of the Closing Date, the $13.00 Share Price Milestone, $15.00 Share Price Milestone and/or the $18.00 Share Price Milestone have not occurred, none of the Earnout Shares that related to that particular Milestone shall be issued, and the Escrowed Sponsor Shares that have not been released from escrow to Sponsor shall automatically without further action be forfeited and deemed cancelled.

In the event that after the Closing and prior the 5-year anniversary of the Closing Date, there is a Change of Control, the $13.00 Share Price Milestone, $15.00 Share Price Milestone, and/or the $18.00 Share Price Milestone, as applicable, shall be deemed to have occurred to the extent any such Milestone has not been achieved prior to the date of such Change of Control. For purposes hereof, a “Change of Control” means the occurrence in a single transaction or as a result of a series of related transactions, of one or more of the following events:

a. any person or any group of persons acting together which would constitute a “group” for purposes of Section 13(d) of the Exchange Act or any successor provisions thereto (a “Group”) (excluding a corporation or other entity owned, directly or indirectly, by the stockholders in substantially the same proportions as their ownership of stock of IAC) (x) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of then outstanding voting securities or (y) has or acquires control of the Board;

b. a merger, consolidation, reorganization or similar business combination transaction involving the Company, and, immediately after the consummation of such transaction or series of transactions, either (x) the Board immediately prior to the merger or consolidation does not constitute at least a majority of the board of directors of the company surviving the merger or, if the surviving company is a Subsidiary, the ultimate parent thereof, or (y) the voting securities of the Company immediately prior to such merger or consolidation do not continue to represent or are not converted into more than 50% of the combined voting power of the then outstanding voting securities of the person resulting from such transaction or series of transactions or, if the surviving company is a Subsidiary, the ultimate parent thereof; or

c. the sale, lease or other disposition, directly or indirectly, by the Company of all or substantially all of the assets of the Company and its Subsidiaries, taken as a whole, other than such sale, lease or other disposition of all or substantially all of the assets of the Company and its Subsidiaries, taken as a whole, to an entity at least a majority of the combined voting power of the voting securities of which are owned, directly or indirectly, by stockholders of the Company.

If the Company shall, at any time or from time to time, after the date hereof effect a subdivision, stock split, stock dividend, reorganization, combination, recapitalization or similar transaction affecting the outstanding shares of Class A Common Stock, the number of Earnout Shares issuable hereunder (and the number of Escrowed Sponsor Shares to be released), and the stock price targets set forth above shall be equitably adjusted for such subdivision, stock split, stock dividend, reorganization, combination, recapitalization or similar transaction. Any adjustment under this paragraph shall become effective at the close of business on the date the subdivision or combination becomes effective (which shall be the “ex” date, if any, with respect to any such event).

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2024

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$1,020,000
Derivative liabilities-private warrants	$-	$-	$930,053
Derivative liabilities-earnout shares	$-	$-	$785,351
Derivative liabilities-sponsor earnout shares	$-	$-	$267,733
Total	$-	$-	$3,003,137

Mezzanine Equity:
Series C preferred stock	$-	$-	$71,809,025

The initial and subsequent fair values of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. For the year ended December 31, 2024, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of warrant liabilities of $397,553, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: December 13, 2024 and December 31, 2024:

	December 13, 2024	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$9.50	$3.00
Public warrant price	$0.075	$0.085
Volatility	de minimis	33.50%
Risk-free rate	4.25%	4.38%
Dividend yield	0.00%	0.00%

The initial fair value of the Company Earnout Shares and the fair value of the Sponsor Earnout Shares have been estimated using a Monte Carlo simulation model. For the year ended December 31, 2024, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $18,731,514, presented as change in fair value of derivative earnout shares and sponsor earnout shares liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: December 13, 2024 and December 31, 2024:

	December 13, 2024	December 31, 2024
Stock price	$9.50	$3.00
Volatility	34.00%	34.00%
Risk-free rate	4.25%	4.38%
Dividend yield	0.00%	0.00%

The initial fair value of the Series C Preferred Stock has been estimated using a Monte Carlo simulation model at the business combination date of December 13, 2024. For the year ended December 31, 2024, the Company recognized the fair value of the Series C Preferred Stock of approximately $71,809,025, presented as mezzanine equity on the accompanying consolidated balance sheets.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at the measurement date: December 13, 2024:

December 13, 2024
Stock price	$9.50
Volatility	26.50%
Risk-free rate	4.25%
Dividend yield	0.00%

NOTE 9 – MEZZANINE EQUITY

Series C Preferred Stock

On December 13, 2024 as part of the business combination, the Company issued 7,500,000 shares of series C preferred stock to Legacy Alpha Modus shareholders in exchange for the same number of Legacy Alpha Modus’ common stock. Management reviewed ASC 480, ASC 805, ASC 815, ASC 820 and ASC 825 to determine the proper treatment of the series C preferred shares. Management concluded that the series C preferred shares qualify as temporary equity under ASC 815; therefore, the Company will recognize the series C preferred shares within mezzanine equity in its balance sheet. In accordance with ASC 480, the series C preferred shares will be initially recorded and measured at fair value; however, when estimating the fair value of the series C preferred shares, the Company has followed the guidance in ASC 820, “Fair Value Measurement”. Because Redemption is contingent upon the occurrence of certain events that have not been met, subsequent changes to the carrying value of the series C preferred shares will not be recognized until Redemption becomes probable of occurring.

In the consolidated financial statements, the series C preferred shares are being presented as being issued in 2023 when a Legacy Alpha Modus shareholder converted Legacy Alpha Modus series B preferred shares in preparation for the pending business combination. The consolidated financial statements reflect the 10 shares of series B preferred stock converting into 7,500,000 shares of series C preferred stock and 2,334,092 shares of class A common stock.

As of December 31, 2024 and 2023, there were 7,500,000 shares of series C preferred stock issued and outstanding.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Amended and Restated Charter authorizes the issuance of 8,500,000 shares of preferred stock, 7,500,000 shares of which have been designated as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), and 1,000,000 shares of which will be undesignated (see Note 9 – Mezzanine Equity).

The Series C Preferred Stock has the following rights:

I.	Ranking. The Series C Preferred Stock will rank senior to the IAC common stock and other classes of IAC preferred stock with respect to rights upon liquidation, winding up or dissolution.

II.	Voting. Each share of Series C Preferred Stock shall entitle the holder to one vote on all matters submitted to the vote of IAC’s shareholders;

III.	Dividends. The Series C Preferred Stock shall be treated pari passu with the IAC common stock except that the dividends per share payable on the Series C Preferred Stock shall equal the dividend per share declared on each share of IAC common stock multiplied by $10.00 (the “Face Value”) and divided by the applicable Conversion Price (as defined below). “Conversion Price” means a price per share equal to the lesser of either the Face Value, or (a) if no Trigger Event (as defined below) has occurred, 100% of the average of the 5 lowest closing bid prices of the IAC common stock during the 10 days preceding the conversion notice date (the “Measurement Period”), not to exceed 100% of the lowest sales price on the last day of the Measurement Period, or (b) following any Trigger Event, 50.0% of the average of the lowest closing bid prices of the common stock during the Measurement Period, not to exceed 50.0% of the lowest sales price on the last day of such Measurement Period. “Trigger Event” generally means (a) a failure of a holder of Series C Preferred Stock to receive conversion shares when required or any agreement between IAC and the Series C Preferred Stockholder that is either (x) related to the payment of cash or delivery of conversion shares, or (y) curable, has not occurred before, and is not cured within 5 trading days of notice; (c) IAC’s suspension from trading or delisting from its principal trading exchange or market; (d) notification of an intention for IAC or its transfer agent not to comply with a conversion notice; (e) IAC’s bankruptcy, insolvency, reorganization, liquidation or similar proceedings; (f) the appointment of a custodian, receiver or similar official for IAC; (g) the entry of judgments against IAC in excess of $500,000 which are not stayed or satisfied within 30 days of entry; (h) IAC’s failure to comply with reporting requirements of Securities Exchange Act; (i) the initiation of any regulatory, administrative or enforcement proceeding against IAC; or (j) any material provision of the designation of the Series C Preferred Stock ceases to be valid or is contested.

IV.	Liquidation. Upon any liquidation, dissolution or winding up of IAC, holders of Series C Preferred Stock shall be paid the Face Value per share, plus any accrued but unpaid dividends (the “Liquidation Value”).

V.	Redemption. IAC shall be obligated to pay holders the Liquidation Value to redeem the Series C Preferred Stock upon the occurrence of a Deemed Liquidation Event (as defined below) or Trigger Event (as defined below). “Deemed Liquidation Event” generally means (a) a merger or consolidation where IAC or a subsidiary is a party to the merger and IAC issues shares of stock (except for domicile mergers and mergers not constituting a change of control); (b) IAC issues convertible or equity securities that senior to the Series C Preferred Stock in any respect; (c) a holder does not receive conversion shares upon conversion of the Series C Preferred Stock within 5 trading days due to the occurrence of an event that is solely within the control of IAC; (d) trading of the common stock is halted or suspended for 10 or more consecutive trading days due to the occurrence of an event that is solely within the control of IAC; or (e) a sale or other disposition of substantially all the assets of IAC that is not approved by the holders of the Series C Preferred Stock.

VI.	Conversion. Shares of Series C Preferred Stock are not convertible until 18 months following Closing of the Business Combination so long as a Trigger Event has not occurred. Beginning 18 months following Closing of the Business Combination, or following the occurrence of a Trigger Event, shares of Series C Preferred Stock are convertible at election of the holder at the then-applicable Conversion Price.

Common Stock

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 12,455,252 and 3,500,000 shares of Class A common stock issued and outstanding, respectively.

On March 29, 2024, the Company issued 1,400,000 shares of Class A common stock to JanBella, a related party, as part of the note extension for the note that had matured on January 17, 2024. The shares of common stock were valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024.

On April 11, 2024, the Company entered into an agreement to retain Maxim Group LLC (“Maxim”) to provide capital market advisory and investment banking services to the Company. The Company shall issue to Maxim (or its designees) an aggregate of 50,000 shares of Class A common stock, which shall be converted into shares of the surviving publicly traded entity (the “Capital Markets Advisory Fee Stock”). The Capital Markets Advisory Fee Stock issued to Maxim shall be registered in the Company’s S-4 Registration Statement (in connection with the De-SPAC Transaction), unrestricted and freely tradeable. In connection with the closing of the De-SPAC Transaction, the Company shall pay to Maxim a non-refundable advisory fee of $300,000, payable upon the Company or its successor’s first capital raise (including any self-directed capital raises) after the closing of the De-SPAC Transaction (the “Advisory Fee”). The 50,000 shares of common stock have been valued at $0.025 per share for a total value of $1,250.

On May 14, 2024, the Company entered into an agreement with Pickwick Capital Partners, LLC (“Pickwick”). The Company and Pickwick previously entered into a certain letter agreement dated March 7, 2023, pursuant to which Pickwick would provide the Company corporate finance and strategic advisory services, and would be compensated for those services (the “Letter Agreement”). During the term of the Letter Agreement, Pickwick introduced the Company to Insight Acquisition Corp., a special purpose acquisition company (“Insight”), and the Company and Insight have entered into a business combination agreement (the “Business Combination”), thereby entitling Pickwick to payment of a success fee under the Letter Agreement. This agreement determined the value of the success fee and method of payment. In accordance with this agreement, the Company issued 195,000 shares of Class A common stock to Pickwick. These shares were valued at $0.025 per share for a total value of $4,875.

On May 16, 2024, the Company entered into a subscription agreement with Polar Multi-Strategy Master Fund (“Polar”), in which Polar agreed to purchase 1,000,000 shares of Class A common stock for $25,000. These shares have been valued at $0.025 per share for a total value of $25,000. On December 12, 2024, the Company and Polar entered into a forfeiture agreement, in which, Polar agreed to surrender 850,000 shares of Class A common stock which were immediately cancelled by the Company.

On December 13, 2024, the Company issued 5,767,944 shares of class A common stock as part of the business combination agreement, which is being treated as a reverse recapitalization for accounting purposes. At this time, the Company recognized the fair value of the Series C preferred stock of $71,809,025 (see Note 8 – Fair Value Measurements and Note 9 – Mezzanine Equity). Also, as part of the business combination agreement, the Company issued 1,392,308 shares of Class A common stock to JanBella as a forbearance fee, since its note was not paid off as part of the business combination. These shares were valued at the market price of $9.50 per share for a total value of $13,226,926, which the Company recognized as a forbearance fee expense in the consolidated statements of operations.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were zero shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.

NOTE 11 – INCOME TAXES

As of December 31, 2024, and 2023, the Company has net operating loss carry forwards of $2,240,166 and $921,993, respectively, which may be available to reduce future years’ taxable income through 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state tax rate of 5% to loss before taxes for fiscal year 2024 and 2023), as follows:

	December 31, 2024		December 31, 2023
Tax benefit at the statutory rate	$(190,957)	21.0%	$(105,272)	21.0%
State income taxes, net of federal income tax benefit	(45,466)	5.0%	(25,065)	5.0%
Change in valuation allowance	236,423	26.0%	130,337	26.0%
Total	$-	0%	$-	0%

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023, are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$2,240,166	$921,993
Timing differences	-	-
Total gross deferred tax assets	2,240,166	921,993
Less: Deferred tax asset valuation allowance	(2,240,166)	(921,993)
Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2024 and 2023 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $2,240,166 and $921,993 as of December 31, 2024 and 2023, respectively.

The tax years 2021 – 2024 remain open to examination by federal agencies and other jurisdictions in which it operates.

NOTE 12 – SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, sales and marketing, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31, 2024	December 31, 2023

Revenue	$-	$-

Operating expenses
General and administrative expenses	396,434	42,918
Professional fees	438,461	349,031
Total operating expenses	834,895	391,949
Operating loss	(834,895)	(391,949)
Operating margin	-100.0%	-100.0%

Other income (expenses)
Interest income	13	7
Change in fair value of earnout shares liability	18,731,514	-
Change in fair value of warrants liability	(397,553)	-
Forbearance fee expense	(13,226,926)	-
Interest expense	(168,886)	(109,353)
Total other income (expense)	4,938,162	(109,346)
Income (loss) before income tax expense	4,103,267	(501,295)
Income tax expense	(200)	-
Net income (loss)	$4,103,067	$(501,295)

The Company’s had no long-lived tangible assets for the years ended December 31, 2024 and 2023.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company is subject, from time to time, to claims by third parties under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition and cash flows.

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as noted below.

On January 2, 2025, Alpha Modus Holdings, Inc., a Delaware corporation (the “Company” or “Alpha Modus”) appointed Thomas Gallagher as the Chief Revenue Officer of the Company.

On January 2, 2025, the Company entered into director agreements (the “Director Agreements”) with its non-employee members of the Board of Directors, Gregory Richter, Michael Garel, Scott Wattenberg, and William Ullman, to be considered effective as of closing of the Company’s business combination with Alpha Modus, Corp. (December 13, 2024), pursuant to which the Company generally agreed to indemnify each of the non-employee directors to the broadest extent permitted by law and agreed to pay each non-employee director (i) $100,000 in common stock per annum, payable quarterly on the first day of each fiscal quarter and valued based on the closing price of the Company’s common stock on December 13, 2024, and (ii) $25,000 in cash per annum, payable in quarterly installments.

On January 5, 2025, the Company issued 2,632 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued on the closing price of the Company’s common stock on December 13, 2024 (merger date) at $9.50 per share.

On January 5, 2025, the Company issued 11,000 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts with the merger. These shares were valued of the closing price of the Company’s common stock on January 3, 2025 at $2.51 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 18, 2024, the Company informed WithumSmith+Brown, PC (“Withum”), the Company’s independent registered public accounting firm prior to the Transactions, of its dismissal as the Company’s independent registered public accounting firm. The Company’s Audit Committee participated in and approved the determination to dismiss Withum. The report of Withum on IAC’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent period through December 18, 2024, there were no disagreements with Withum on any matter of accounting principles or practices, financial statement disclosures or audited scope or procedures, which disagreements if not resolved to Withum’s satisfaction would have caused Withum to make reference to the subject matter of the disagreement in connection with its report. During the fiscal years ended December 31, 2023 and 2022, and the subsequent period through December 18, 2024, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act, other than the material weaknesses in internal controls identified by IAC’s management, in consultation with its advisors, related to the Company’s inability to timely file periodic reports, the manner in which an amount due to shareholders was accounted for, the over withdrawal of trust funds, the incorrect transfer of funds to the Sponsor’s account, and restatement of prior period financial statements, as described in Item 9A. Controls and Procedures in IAC’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on May 14, 2024, and Item 4. Controls and Procedures of the Company’s subsequent Quarterly Reports on Form 10-Q. The Company has authorized Withum to respond fully to the inquiries of the successor accountant.

The Company provided Withum with a copy of the foregoing disclosures prior to the filing of the original Current Report on Form 8-K reporting Withum’s dismissal, and requested that Withum furnish a letter addressed to the SEC, which was filed as Exhibit 16.1 to such Current Report, stating whether it agreed with such disclosures, and, if not, stating the respects in which it did not agree.

On December 18, 2024, the Company’s Audit Committee approved the engagement of MaloneBailey, LLP (“MaloneBailey”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2024. MaloneBailey served as the independent registered public accounting firm of Legacy Alpha Modus prior to the Transactions. During the fiscal years ended December 31, 2023 and 2022, and prior to December 18, 2024, IAC did not consult with MaloneBailey with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on IAC’s financial statements, and neither a written report nor oral advice was provided to IAC that MaloneBailey concluded was an important factor considered by IAC in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any other matter that was the subject of a disagreement or a reportable event (each as specified above).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act, of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2024, was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

(b) Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our of our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2024, for the reasons listed below, each of which are material weaknesses:

●	a lack of sufficient in-house qualified accounting staff; and

●	inadequate controls and segregation of duties due to limited resources and number of employees.

To mitigate the items identified in the assessment, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals/consultants. As we grow, we expect to increase the number of employees, which would enable us to implement adequate segregation of duties within the internal control framework.

(c) Changes in Internal Control over Financial Reporting

Other than as disclosed in Item 9 above, there have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The business and affairs of the Company are managed by or under the direction of the Board of Directors (“Board”) of the Company. The Company’s Amended and Restated Charter provides for a staggered, or classified, Board of Directors consisting of three classes of directors, each serving a staggered three-year term and with one class being elected at each year’s annual meeting of stockholders, as follows:

●	Class A, which consists of Scott Wattenberg, whose term will expire at the first annual meeting of stockholders to be held after the consummation of the Business Combination;

●	Class B, which consists of William Ullman and Michael Garel, whose terms will expire at the second annual meeting of stockholders to be held after the consummation of the Business Combination; and

●	Class C, which consists of William Alessi and Gregory Richter, whose terms will expire at the third annual meeting of stockholders to be held after the consummation of the Business Combination.

At each annual meeting of stockholders, directors for a particular class will be elected for a three-year term at the annual meeting of stockholders in the year in which the term for that class expires. Each director’s term is subject to the election and qualification of his or her successor, or his or her earlier death, disqualification, resignation or removal. Subject to any rights applicable to any then outstanding preferred stock, any vacancies on the Company Board may be filled only by the affirmative vote of a majority of the directors then in office. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the Company Board may have the effect of delaying or preventing changes in the Company’s control or management. The Company’s directors may be removed for cause by the affirmative vote of the holders of at least two-thirds of the Company’s voting securities.

The following table sets forth the name, age and position of each of the directors and executive officers of the Company:

Name	Age	Position
Executive Officers
William Alessi	52	Chief Executive Officer, Director
Rodney Sperry	57	Chief Financial Officer
Chris Chumas	38	Chief Sales Officer
Thomas Gallagher	64	Chief Revenue Officer
Non-Employee Directors
William Ullman	61	Director(1),(2),(3)
Gregory Richter	60	Director
Michael Garel	46	Director(1),(2),(3)
Scott Wattenberg	53	Director(1),(2),(3)

(1) Member of the Company audit committee.

(2) Member of the Company compensation committee.

(3) Member of the Company nominating and corporate governance committee.

Executive Officers

William Alessi was appointed to serve as the Chief Executive Officer of the Company and as a member of the Company Board upon consummation of the Business Combination on December 13, 2024. He is the founder, and has served as the CEO, of Alpha Modus, Corp. since August 2014, and as the Managing Director of Hybrid Titan Management, LLC, from September 2000 to November 2021. Mr. Alessi served on the board of directors of Accredited Solutions, Inc. (formerly known as Good Hemp, Inc.) from February 2018 to May 2022, and as its President and Chief Executive Officer until December 2021. We believe that Mr. Alessi’s many years of executive leadership experience, as well as his longstanding personal connection to Alpha Modus and its intellectual property, qualify him to serve on the Company Board.

Rodney Sperry was appointed to serve as the Chief Financial Officer of the Company upon consummation of the Business Combination on December 13, 2024. He has been serving as CFO of Accredited Solutions, Inc. since June 2021. He has 14 years of experience in public accounting at leading accounting services and consulting firms in Utah. His industry background includes audits for both private and publicly traded companies across several industries including manufacturing, distribution, mining, energy, and not-for-profit organizations. He has served as outside controller for several public companies over the last thirteen years and has been responsible for their SEC filings and compliance. Mr. Sperry was a licensed CPA in the state of Utah from February 2001 through September 2014 and has operated his own financial consultancy practice for the past thirteen years. He obtained his bachelor’s degree in accounting from Westminster College and his Master of Business Administration from Utah State University.

Chris Chumas was appointed the Chief Sales Officer of the Company upon consummation of the Business Combination on December 13, 2024. He has been the Chief Strategy Officer of Alpha Modus, Corp. since June 2018. Mr. Chumas served as an IBM sales executive from 2008-2017. He worked with Erwin, Inc. as an Enterprise Solution Strategist from 2017-2022 and served as a director of Accredited Solutions, Inc. from July 2019 to May 2022. Mr. Chumas currently works as an Enterprise Sales Leader at WorkFusion, an intelligent automation solutions company, where he has worked since June 2022.

Thomas Gallagher was appointed the Chief Revenue Officer of the Company on January 2, 2025. He is a seasoned technology executive who brings substantial sales and go-to-market leadership experience to Alpha Modus. Throughout his career, Mr. Gallagher has demonstrated an ability to build high performing teams and grow top line revenue. He has held senior executive roles with companies like Zones as Senior Vice President of the Services and Solutions (March 2023-January 2025), DXC as VP Sales for all North and South American Industries (August 2021-January 2023), and Capgemini NA as Chief Sales Officer of Cloud Infrastructure Services (March 2018-August 2021). Mr. Gallagher has also held senior sales roles with IBM, HP/EDS and AT&T. His extensive cross industry and growth mentality are key for Alpha Modus’ next phase of business acceleration. Mr. Gallagher is a graduate of the United States Naval Academy, with a degree in Systems Engineering, and he served five years in the Marine Corps as a Captain.

Non-Employee Directors

Gregory Richter is the Chief Executive Officer and a Partner of Medalist Partners, an alternative investment management firm focused on credit opportunities, and was appointed to the Company Board upon consummation of the Business Combination. Prior to co-forming Medalist in May 2018, and its predecessor firm Candlewood Investment Group in 2010, Mr. Richter worked at Credit Suisse as a portfolio manager heading their structured credit effort. Previously, Mr. Richter was the Global Head of Credit Suisse’s Specialty Finance Group and a member of Credit Suisse’s Fixed Income Operating Committee, where he was responsible for the combined Global Asset Finance Capital Markets and the Specialty Finance Banking Groups. The Global Asset Finance Capital Markets division was responsible for loan origination and securitization activity in the U.S., Europe, Australia and Emerging and structured and originated a wide array of securitized products. Prior to this, in addition to running Credit Suisse’s ABS/CDO trading/syndicate effort, Mr. Richter also headed the Asset Backed Securities Home Equity (ABSHE) shelf which bought and packaged mortgage loans. Prior to joining Credit Suisse, Mr. Richter spent 15 years at Prudential Securities in New York where, most recently, he was Managing Director and served as the head of Trading and Syndicate for all structured products. Mr. Richter holds a B.A. in Economics from Colgate University. We believe Mr. Richter’s experience in the financial industry make him qualified to serve on the Company Board.

Michael Garel, who was appointed to the Company Board upon consummation of the Business Combination, is the Senior Director of Innovation at Omnicell, a pharmacy technology company, where he has worked since September 2021. From July 2018 through September 2021, Mr. Garel was the Director of Data Strategy at Accruent, a healthcare technology company. Mr. Garel founded eyeQ in 2013, and eyeQ was acquired by Alpha Modus in 2018, and has been an advisor to Alpha Modus since 2018. Previously, Mr. Garel was a mechanical engineer at Dell from 1999 to 2008, an a Product and Development Manager from May 2008 through March 2013. Mr. Garel received his Bachelor of Science from Carnegie Mellon University, and his Master of Business Administration from the Texas McCombs School of Business at the University of Texas. We believe Mr. Garel’s technology expertise qualifies him to serve on the Company Board.

William Ullman, one of our directors since September 2021, is the Chief Executive Officer of Water Street Advisors LLC, a registered investment advisor. Mr. Ullman has been a board member of Van Eck Associates Corp., a New York based investment firm, since 2010. He also currently serves as a special advisor to FinTech Collective Fund II, LP, a venture capital fund, and is a member of the board of directors of the Capital Returns Fund, since 2010. From 2016 to 2018, Mr. Ullman served as Chief Commercial Officer of Orchard Platform and Chief Executive Officer of its broker-dealer subsidiary (Orchard Platform Markets LLC) prior to its sale to Kabbage in 2018. From 2006 to 2016, he was the founder of Right Wall Capital Management LLC, a firm focused on investing in the financial services sector, including financial technology companies. From 2001 to 2006, Mr. Ullman was a Senior Managing Director of the Global Clearing Services Department at Bear Stearns & Co., Inc. Prior to that Mr. Ullman was an investment banker in the Financial Institutions Groups of Bear Stearns (1997 — 2001) and Merrill Lynch (1989 — 1997). Mr. Ullman earned an A.B. in History from Princeton University in 1985 and an M.B.A. from the Anderson School at UCLA in 1989. We believe Mr. Ullman’s substantial experience as an investment banker covering financial institutions, an operating executive, an investment manager, an advisor to financial technology start-ups and a board member make him well qualified to serve on our board of directors.

Scott Wattenberg has served as the Chief Financial Officer at SPATCO Energy Solutions since April 2023 and was appointed to the Company Board upon consummation of the Business Combination. Mr. Wattenberg has extensive experience in financial leadership roles. Prior to his current position, he served as the Chief Financial Officer at BestCo from July 2014 to April 2023. Scott also served as the CFO at Prym Consumer USA from 2011 to 2014. Mr. Wattenberg served as CFO — COO at Genesis Today, Inc., from 2010-2011, CFO — COO of Microstaq from 2007-2010, and Senior Finance Director/CFO for New Business Ventures at Walmart from 2006-2007. Previously, Mr. Wattenberg served as CFO of Philips Display Solutions from 2003-2006. He is currently an Advisory Board Member at Greenstream International and Green Revolution Cooling. Mr. Wattenberg obtained his MBA in 2005 from The University of Chicago Booth School of Business. We believe Mr. Wattenberg’s established expertise in financial management make him a valuable addition to the Company Board.

Family Relationships

There are no family relationships between any of our directors or executive officers, except that Gregory Richter is the brother-in-law of William Alessi. There are no arrangements or understandings between our directors and any other person pursuant to which they were appointed as an officer and director of the Company, except for our written agreements with each such director filed with the SEC.

Involvement in Certain Legal Proceedings

During the past ten years, no current director, executive officer, promoter or control person of the Company has been involved in the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Leadership Structure

The Company’s Bylaws do not require separating the roles of Chair of the Board and Chief Executive Officer. The Company Board believes that combining these roles will help to promote unified leadership and direction for both the Company Board and management, and has therefore appointed Mr. Alessi as President, Chief Executive Officer and Chair of the Company Board upon consummation of the Business Combination on December 13, 2024.

Board Composition

The Company Board is comprised of five directors.

Board Diversity Matrix (As of December 31, 2024)

	Female	Male	Did Not Disclose
Gender Identity
Directors	0	5	0
Demographic Background
Caucasian	0	5	0

Director Independence

The Company Board has determined that Michael Garel, Scott Wattenberg, and William Ullman qualify as independent directors on the Company Board, as defined under the listing rules of Nasdaq, and the Company Board will consist of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq relating to director independence requirements. In addition, the Company will be subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Role of the Company Board in Risk Oversight/Risk Committee

One of the key functions of the Company Board is oversight of the Company’s risk management process. The Company Board does have a standing risk management committee, but instead administers this oversight function directly through the Company Board as a whole, as well as through various standing committees of the Company Board that address risks inherent in their respective areas of oversight. For example, the Company audit committee is responsible for overseeing the management of risks associated with the Company’s financial reporting, accounting, and auditing matters; the Company’s compensation committee oversees the management of risks associated with our compensation policies and programs.

Board Committees

The Company Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The Company Board has adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq rules. The Company intends to comply with future requirements to the extent they will be applicable to the Company. Copies of the charters for each committee are available on the investor relations portion of the Company’s website.

Audit Committee

The Company’s audit committee consists of Scott Wattenberg, Michael Garel, and William Ullman. The Company Board has determined that each of the members of the audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Company Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Scott Wattenberg serves as the Chair of the audit committee. The Company Board has determined that Mr. Wattenberg qualifies as an audit committee financial expert within the meaning of the rules and regulations of the SEC and meets the financial sophistication requirements of Nasdaq listing rules. In making this determination, the Company Board considered Mr. Wattenberg’s formal education and previous experience in financial roles and as Chief Financial Officer for several companies. Both Company’s independent registered public accounting firm and management periodically will meet privately with the Company’s audit committee.

The functions of the audit committee include, among other things:

●	evaluating the performance, independence and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;

●	monitoring the integrity of the Company’s financial statements and the Company’s compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

●	reviewing the integrity, adequacy and effectiveness of the Company’s internal control policies and procedures;

●	preparing the audit committee report required by the SEC to be included in the Company’s annual proxy statement;

●	discussing the scope and results of the audit with the Company’s independent auditors, and reviewing with management and the Company’s independent auditors the Company’s interim and year-end operating results;

●	establishing and overseeing procedures for employees to submit concerns anonymously about questionable accounting or auditing matters;

●	reviewing the Company’s guidelines and policies on risk assessment and risk management;

●	reviewing and approving related party transactions;

●	obtaining and reviewing a report by the Company’s independent auditors at least annually, that describes the Company’s independent auditors internal quality control procedures, any material issues raised by review under such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and non-audit services to be performed by the Company’s independent auditors.

The composition and function of the audit committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee

The Company’s compensation committee consists of Michael Garel, Scott Wattenberg, and William Ullman. Michael Garel serves as the Chair of the compensation committee. The Company’s Board has determined that each of the members of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of Nasdaq.

The functions of the compensation committee include, among other things:

●	approving the retention of compensation consultants and outside service providers and advisors;

●	reviewing and approving, or recommending that the Company Board approve, the compensation of Company’s executive officers, including annual base salary, annual incentive bonuses, specific performance goals relevant to their compensation, equity compensation, employment;

●	reviewing and recommending to the Company Board the compensation of the Company’s directors;

●	administering and determining any award grants under the Company’s equity and non-equity incentive plans;

●	reviewing and evaluating succession plans for the executive officers;

●	preparing the compensation committee report required by the SEC to be included in the Company’s annual proxy statement; and

●	periodically reviewing the Company’s practices and policies of employee compensation as they relate to risk management and risk-taking incentives.

The composition and function of its compensation committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Nominating and Corporate Governance Committee

The Company’s nominating and corporate governance committee consists of William Ullman, Scott Wattenberg, and Michael Garel. William Ullman serves as the Chair of the nominating and corporate governance committee. The Company Board has determined that each of the members of the Company’s nominating and corporate governance committee satisfies the independence requirements of Nasdaq.

The functions of the nominating and corporate governance committee include, among other things:

●	identifying, evaluating, and recommending individuals qualified to become members of the Company Board and its committees;

●	evaluating the performance of the Company Board and of individual directors;

●	reviewing the Company’s environmental and social responsibility policies and practices;

●	developing and recommending corporate governance guidelines to the Company Board; and

●	overseeing an annual evaluation of the Company Board’s and management.

The composition and function of the nominating and corporate governance committee comply with all applicable requirements of the Sarbanes-Oxley Act, SEC rules and regulations and Nasdaq listing rules. The Company will comply with future requirements to the extent they become applicable to the Company.

Compensation Committee Interlocks and Insider Participation

None of the members of the Company’s compensation committee has ever been an executive officer or employee of the Company. None of the Company’s executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Company Board or compensation committee.

Stockholder Communication with the Board of Directors

Any stockholder who desires to contact members of our Board of Directors, or a specified committee of our Board of Directors, may do so by writing to: Alpha Modus Holdings, Inc., Board of Directors, 20311 Chartwell Center Drive, #1469, Cornelius, North Carolina, 28031, Attention: Secretary. Communications received will be distributed by our Secretary to such member or members of our Board of Directors as deemed appropriate by our Secretary, depending on the facts and circumstances outlined in the communication received.

Director Nomination Procedures and Diversity

In selecting a qualified Board nominee, our Board of Directors considers such factors as it deems appropriate, which may include: the current composition of our Board of Directors; the range of talents of a nominee that would best complement those already represented on our Board of Directors; the extent to which a nominee would diversify our Board of Directors; a nominee’s standards of integrity, commitment and independence of thought and judgment; a nominee’s ability to represent the long-term interests of our shareholders as a whole; a nominee’s relevant expertise and experience upon which to be able to offer advice and guidance to management; a nominee who is accomplished in his or her respective field, with superior credentials and recognition; and the need for specialized expertise. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our Board of Directors to fulfill its responsibilities. Applying these criteria, our Board of Directors considers candidates for membership on our Board of Directors suggested by its members, as well as by our shareholders. Members of our Board of Directors review our Board of Directors’ composition by evaluating whether our Board of Directors has the right mix of skills, experience and backgrounds.

Our Board of Directors may also consider an assessment of its diversity, in its broadest sense, reflecting, but not limited to, age, geography, gender and ethnicity.

Our Board of Directors identifies nominees by first evaluating the current members of our Board of Directors willing to continue in service. Current members of our Board of Directors with skills and experience relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of our Board of Directors does not wish to continue in service or if our Board of Directors decides not to nominate a member for re-election, our Board of Directors will review the desired skills and experience of a new nominee in light of the criteria set forth above.

Our Board of Directors also considers nominees for our Board of Directors recommended by Shareholders. Notice of proposed stockholder nominations for our Board of Directors must be delivered in accordance with the requirements set forth in our bylaws and SEC Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Nominations must include the full name of the proposed nominee, a brief description of the proposed nominee’s business experience for at least the previous five years and a representation that the nominating stockholder is a beneficial or record owner of our common stock. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected. Nominations should be delivered to: Alpha Modus Holdings, Inc., Board of Directors, 20311 Chartwell Center Drive, #1469, Cornelius, North Carolina, 28031, Attention: Chief Executive Officer.

Our Board of Directors will recommend the directors to be nominated for election at annual meetings of shareholders. We have not and do not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees.

Board of Directors Role in Risk Oversight

Our Board of Directors oversees our shareholders’ interest in the long-term success of our business strategy and our overall financial strength.

Our Board of Directors is involved in overseeing risks associated with our business strategies and decisions. It does so, in part, through its approval of all acquisitions and business-related investments and all assumptions of debt, as well as its oversight of our executive officers pursuant to annual reviews. Our Board of Directors is also responsible for overseeing risks related to corporate governance and the selection of nominees to our Board of Directors.

In addition, the Board reviews the potential risks related to our financial reporting. The Board meets with our Chief Financial Officer and communicates with representatives of our independent registered public accounting firm on a quarterly basis to discuss and assess the risks related to our internal controls. Additionally, material violations of our Code of Ethics and related corporate policies are reported to our Board of Directors.

Limitation on Liability and Indemnification of Directors and Officers

The Amended and Restated Charter of the Company eliminates the Company’s directors’ liability for monetary damages to the fullest extent permitted by applicable law. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for any unlawful payment of dividends or redemption of shares; or

●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the Company’s directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

The Amended and Restated Charter requires the Company to indemnify and advance expenses to, to the fullest extent permitted by applicable law, its directors, officers and agents. The Company plans to maintain a directors’ and officers’ insurance policy pursuant to which the Company’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. Finally, the Amended and Restated Charter prohibits any retroactive changes to the rights or protections or increasing the liability of any director in effect at the time of the alleged occurrence of any act or omission to act giving rise to liability or indemnification.

In addition, the Company has entered into separate indemnification agreements with the Company’s directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

We believe these provisions in the Amended and Restated Charter are necessary to attract and retain qualified persons as directors and officers of the Company.

Code of Conduct and Ethics for Employees, Executive Officers and Directors

The Company has adopted a Code of Conduct and Ethics (the “Code of Ethics”) applicable to all of the Company’s employees, executive officers and directors. The Code of Ethics is available on the Company’s website at https://alphamodus.com/. Information contained on or accessible through the Company’s website is not a part of this report, and the inclusion of the Company’s website address in this report is an inactive textual reference only. The nominating and corporate governance committee of the Company Board will be responsible for overseeing the Code of Ethics and must approve any waivers of the Code of Ethics for employees, executive officers and directors. The Company expects that any amendments to the Code of Ethics, or any waivers of its requirements, will be disclosed on its website.

Compensation of Directors

The key objective of our non-employee directors’ compensation program is to attract and retain highly qualified directors with the necessary skills, experience and character to oversee our management. We currently use equity-based compensation to partially compensate our directors due to our restricted cash flow position; however, we may in the future provide cash compensation to our directors. The use of equity-based compensation is designed to recognize the time commitment, expertise and potential liability relating to active Board service, while aligning the interests of our Board of Directors with the long-term interests of our shareholders.

In addition to the compensation provided to our non-employee directors, which is detailed below, each non-employee director is reimbursed for any reasonable out-of-pocket expenses incurred in connection with attending in-person meetings of the Board of Directors and Board committees, as well for any fees incurred in attending continuing education courses for directors.

On January 2, 2025, the Company entered into director agreements with its non-employee members of the Board of Directors, Gregory Richter, Michael Garel, Scott Wattenberg, and William Ullman, to be considered effective as of closing of the Company’s business combination with Alpha Modus, Corp. (December 13, 2024), and pursuant to which the Company generally agreed to indemnify each of the non-employee directors to the broadest extent permitted by law and agreed to pay each non-employee director (i) $100,000 in common stock per annum, payable quarterly on the first day of each fiscal quarter and valued based on the closing price of the Company’s common stock on December 13, 2024, and (ii) $25,000 in cash per annum, payable in quarterly installments. The Company intends to continue evaluating the compensation to be provided to its non-employee directors. None of the Company’s directors were compensated as directors during 2024 or 2023.

Change of Control and Termination Provisions

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2024, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2024, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2024, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except that Rodney Sperry, Chris Chumas, Thomas Gallagher, Gregory Richter, and Scott Wattenberg have not yet filed Form 3’s.

Item 11. Executive Compensation.

The following discussion and analysis of executive compensation arrangements should be read together with the compensation tables and related disclosures that follow. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the programs summarized in this discussion. The following discussion may also contain statements regarding corporate performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

This section describes the material components of the executive compensation program for certain of Alpha Modus’ executive officers (the “Target NEOs”) and directors. This discussion may contain forward-looking statements that are based on Alpha Modus’ current plans, considerations, expectations and determinations regarding future compensation programs.

Alpha Modus intends to develop a compensation program that is designed to align executives’ compensation with Alpha Modus’ business objectives and the creation of stockholder value, while helping Alpha Modus to continue to attract, motivate and retain individuals who contribute to the long-term success of the company. Alpha Modus anticipates that compensation for its executive officers will have three primary components: base salary, an annual cash incentive bonus opportunity, and long-term equity-based incentive compensation.

Decisions on the design and implementation of the executive compensation program will be made by the compensation committee. The executive compensation program actually adopted will depend on the judgment of the members of the compensation committee.

Summary Compensation Table – Years Ended December 31, 2024, and 2024

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Alessi	2024	—	$26,027	—	—	—	—	—	$26,027
Chief Executive Officer	2023	—	—	—	—	—	—	—	—
Chris Chumas	2024	—	—	—	—	—	—	—	—
Chief Sales Officer (Chief Strategic Officer of Alpha Modus, Corp.)	2023	—	—	—	—	—	—	—	—
Rodney Sperry	2024	$36,000	—	—	—	—	—	—	$36,000
Chief Financial Officer	2023	$3,000	—	—	—	—	—	—	$3,000
Thomas Gallagher	2024	—	—	—	—	—	—	—	—
Chief Revenue Officer	2023	—	—	—	—	—	—	—	—

No Alpha Modus executive officer named above had any unexercised options, stock that had not vested or equity incentive plan awards outstanding as of December 31, 2024 and 2023.

Equity Incentive Plans

Long-Term Incentive Plans. Alpha Modus does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans, nor does it provide non-qualified deferred compensation to its officers or employees, and therefore, the Summary Compensation Table above does not include columns for nonequity incentive plan compensation and nonqualified deferred compensation earnings since there were none.

Employee Pension, Profit Sharing or other Retirement Plans. Alpha Modus does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Executive Employment Agreements

Effective as of closing of the Business Combination on December 13, 2024, we entered into an employment agreement with William Alessi to serve as our Chief Executive Officer. The agreement does not have a specified term. The agreement provides that Mr. Alessi will receive an initial annual base salary of $500,000 and is eligible for an annual performance-based cash bonus of up to 110% of Mr. Alessi’s base salary as determined by the Board, as well as annual grants of long-term incentive awards under and subject to the terms of the Company’s equity or other long-term incentive plans in effect from time to time, with the target value of such awards equaling 130% of Mr. Alessi’s base salary. The Company will have the right in its sole discretion to defer payment of cash compensation to Mr. Alessi until the Company shall have raised an aggregate of $10,000,000 in funding. If Mr. Alessi’s employment with the Company is terminated by the Company without “cause” (as defined in the agreement), he will receive severance of 12 months of current base salary, payable in a lump sum within 60 days. However, Mr. Alessi will receive severance, payable in a lump sum within 60 days, in an amount equal to the highest base salary during the prior 3 years, plus his average annual bonus, if termination of his employment occurs (i) without “cause” following a change in control of the Company, (ii) after Mr. Alessi has resigned as a result of a material diminution in his authority, duties, or responsibilities, a material reduction in base salary or other compensation benefits, relocation of more than 50 miles from Mr. Alessi’s then-current place of employment being required by the Board, or material breach by the Company of the employment agreement, or (iii) after Mr. Alessi has resigned in connection with a change in control of the Company as a result of the Company’s failure to obtain the assumption of the employment agreement following the change in control. Mr. Alessi’s right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with confidentiality, non-solicitation and other covenants in favor of the Company.

Effective as of closing of the Business Combination on December 13, 2024, we entered into an employment agreement with Rodney Sperry to serve as our Chief Financial Officer. The agreement does not have a specified term. The agreement provides that Mr. Sperry will receive an initial annual base salary of $48,000 and is eligible for an annual performance-based cash bonus of up to 110% of Mr. Sperry’s base salary as determined by the Board, as well as annual grants of long-term incentive awards under and subject to the terms of the Company’s equity or other long-term incentive plans in effect from time to time, with the target value of such awards equaling 130% of Mr. Sperry’s base salary. The Company will have the right in its sole discretion to defer payment of cash compensation to Mr. Sperry until the Company shall have raised an aggregate of $10,000,000 in funding. If Mr. Sperry’s employment with the Company is terminated by the Company without “cause” (as defined in the agreement), he will receive severance of 12 months of current base salary, payable in a lump sum within 60 days. However, Mr. Sperry will receive severance, payable in a lump sum within 60 days, in an amount equal to the highest base salary during the prior 3 years, plus his average annual bonus, if termination of his employment occurs (i) without “cause” following a change in control of the Company, (ii) after Mr. Sperry has resigned as a result of a material diminution in his authority, duties, or responsibilities, a material reduction in base salary or other compensation benefits, relocation of more than 50 miles from Mr. Sperry’s then-current place of employment being required by the Board, or material breach by the Company of the employment agreement, or (iii) after Mr. Sperry has resigned in connection with a change in control of the Company as a result of the Company’s failure to obtain the assumption of the employment agreement following the change in control. Mr. Sperry’s right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with confidentiality, non-solicitation and other covenants in favor of the Company.

Effective as of closing of the Business Combination on December 13, 2024, we entered into an employment agreement with Chris Chumas to serve as our Chief Sales Officer. The agreement does not have a specified term. The agreement provides that Mr. Chumas will receive an initial annual base salary of $250,000 and is eligible for an annual performance-based cash bonus of up to 110% of Mr. Chumas’s base salary as determined by the Board, as well as annual grants of long-term incentive awards under and subject to the terms of the Company’s equity or other long-term incentive plans in effect from time to time, with the target value of such awards equaling 130% of Mr. Chumas’s base salary. The Company will have the right in its sole discretion to defer payment of cash compensation to Mr. Chumas until the Company shall have raised an aggregate of $10,000,000 in funding. If Mr. Chumas’s employment with the Company is terminated by the Company without “cause” (as defined in the agreement), he will receive severance of 12 months of current base salary, payable in a lump sum within 60 days. However, Mr. Chumas will receive severance, payable in a lump sum within 60 days, in an amount equal to the highest base salary during the prior 3 years, plus his average annual bonus, if termination of his employment occurs (i) without “cause” following a change in control of the Company, (ii) after Mr. Chumas has resigned as a result of a material diminution in his authority, duties, or responsibilities, a material reduction in base salary or other compensation benefits, relocation of more than 50 miles from Mr. Chumas’s then-current place of employment being required by the Board, or material breach by the Company of the employment agreement, or (iii) after Mr. Chumas has resigned in connection with a change in control of the Company as a result of the Company’s failure to obtain the assumption of the employment agreement following the change in control. Mr. Chumas’s right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with confidentiality, non-solicitation and other covenants in favor of the Company.

We entered into an employment agreement with Mr. Gallagher effective as of January 2, 2025. The agreement, which has an initial one-year term, provides that Mr. Gallagher will receive an initial annual base salary of $175,000, as well as $250,000 in Company common stock per year (vesting and issued on a quarterly basis), valued at the average closing price of the Company’s common stock for the 10 trading days prior to an ending the last trading day of each quarter. Mr. Gallagher is also eligible for an annual performance-based cash and/or stock award bonus based on performance and the Company’s ability to achieve EBITDA and financial goals as determined by the Company, as well as annual grants of long-term incentive awards under and subject to the terms of the Company’s equity or other long-term incentive plans in effect from time to time. If Mr. Gallagher’s employment with the Company is terminated by the Company without “cause” (as defined in the agreement) prior to the expiration of the initial one-year term, he will receive severance consisting of one month of current base salary, payable in a lump sum within 60 days. However, Mr. Gallagher will receive severance, payable in a lump sum within 60 days, in an amount equal to the highest base salary during the prior three years, plus his average annual bonus, if termination of his employment occurs (i) without “cause” following a change in control of the Company, (ii) after Mr. Gallagher has resigned as a result of a material diminution in his authority, duties, or responsibilities, a material reduction in base salary or other compensation benefits, relocation of more than 50 miles from Mr. Gallagher’s then-current place of employment being required by the Board, or material breach by the Company of the employment agreement, or (iii) after Mr. Gallagher has resigned in connection with a change in control of the Company as a result of the Company’s failure to obtain the assumption of the employment agreement following the change in control. Mr. Gallagher’s right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with confidentiality, non-solicitation and other covenants in favor of the Company.

Defined Contribution Plans

As part of its overall compensation program, Alpha Modus provides all full-time employees, including each of the Target NEOs, with the opportunity to participate in a defined contribution 401(k) plan. The plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer a percentage of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to the plan. The 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. The Company does not currently make any matching or other contributions to participants’ accounts under the 401(k) plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock and voting preferred stock as of March 10, 2025, for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other shareholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person or any member of such group has the right to acquire within sixty (60) days thereafter. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

The percentages below are calculated based on 12,476,780 shares of the Company’s Class A common stock, and 7,500,000 shares of Series C Preferred Stock, issued and outstanding as of March 10, 2025. We do not have any outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days which are deemed beneficially owned by the holder thereof, which are required to be disclosed below. Unless otherwise indicated, the address of each beneficial owner listed in the table below is care of our company, Alpha Modus Holdings, Inc., 20311 Chartwell Center Dr., #1469, Cornelius, North Carolina, 28031.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock		%		Number of Shares of Series C Preferred Stock		%
Directors and Executive Officers
William Alessi	5,092,308	(1)	40.8%		7,500,000	(2)	100.0%
Rodney Sperry	-		-		-		-
Chris Chumas	-		-		-		-
Michael Garel	23,032		0.2%		-		-
Thomas Gallagher	-		-		-		-
Gregory Richter	38,632	(3)	0.3%		-		-
Scott Wattenberg	2,632		0.02%		-		-
William Ullman	655,212	(4)	5.1	%(5)	-		-
All Directors and Executive Officers as a Group	5,811,816		45.1	%(5)	7,500,000		100.0%

Other Five Percent Holders
Odeon Capital Group, LLC (6)	450,000	(7)	3.5%		-		-
Insight Acquisition Sponsor LLC (8)	750,000	(9)	6.0%		-		-
Michael Singer (10)	755,256	(11)	6.1%		-		-

(1)	Includes (i) 139,784 shares of common stock held in the name of The Alessi 2023 Irrevocable Trust, (ii) 200,000 shares of common stock held in the name of The WRA 2023 Irrevocable Trust, (iii) 200,000 shares of common stock held in the name of The Janet Alessi 2023 Irrevocable Trust, (iv) 200,000 shares of common stock held in the name of The Isabella Alessi 2023 Irrevocable Trust, (v) 200,000 shares of common stock held in the name of The Kim Alessi Richter Irrevocable Trust, (vi) 610,216 shares of common stock held in the name of the Alessi Revocable Trust, (vii) 2,792,308 shares of common stock held in the name of Janbella Group, LLC, and (viii) 750,000 shares of common stock held in the name of Insight Acquisition Sponsor LLC, which has granted an irrevocable proxy to vote such shares to William Alessi. William Alessi’s spouse, Sonia Alessi, is the trustee of each of the preceding trusts, and Mr. Alessi is deemed to be the beneficial owner of shares held in the name of each of the trusts. Mr. Alessi has voting and investment discretion with respect to shares held by Janbella Group, LLC, and is deemed to be the beneficial owner of shares held in the name of Janbella Group, LLC.

(2)	Includes (i) 4,300,000 shares of Series C Preferred Stock held in the name of The Alessi 2023 Irrevocable Trust, (ii) 800,000 shares of Alpha Modus Series C Preferred Stock held in the name of The WRA 2023 Irrevocable Trust, (iii) 800,000 shares of Alpha Modus Series C Preferred Stock held in the name of The Janet Alessi 2023 Irrevocable Trust, (iv) 800,000 shares of Alpha Modus Series C Preferred Stock held in the name of The Isabella Alessi 2023 Irrevocable Trust, and (v) 800,000 shares of Alpha Modus Series C Preferred Stock held in the name of The Kim Alessi Richter Irrevocable Trust.

(3)	Includes (i) 22,632 shares of common stock held in the name of Gregory Richter, and (ii) 16,000 shares of common stock held in the name of Mr. Richter’s spouse, Kim Alessi Richter.

(4)	Includes (i) 74,177 shares of common stock held in the name of William Ullman, (ii) 159,983 shares of common stock held in the name of Water Street Opportunities I LLC, and (iii) 421,052 shares of common stock issuable under the private placement warrants held by Water Street Opportunities I LLC, which are deemed to be beneficially owned by Water Street Opportunities I LLC since the warrants are exercisable within 60 days of the date of the Closing. Mr. Ullman has voting and investment discretion with respect to securities held by Water Street Opportunities I LLC, and is deemed to be the beneficial owner of securities held in the name of Water Street Opportunities I LLC.

(5)	Calculated on the basis of (i) 12,476,780 shares of the common stock outstanding as of March 10, 2025, plus (ii) 421,052 shares of common stock issuable upon exercise of warrants deemed to be beneficially owned by William Ullman (see note 4).

(6)	The address of Odeon Capital Group, LLC (“Odeon”) is 750 Lexington Ave., 27th Floor, New York, NY 10022.

(7)	Consists of (i) 90,000 shares of New IAC common stock issued to Odeon at Closing of the Business Combination, and (ii) 360,000 shares of common stock issuable under the private placement warrants held by Odeon, which are deemed to be beneficially owned by Odeon since the warrants are exercisable within 60 days of the date of the Closing.

(8)	The address of the Sponsor is 333 East 91st Street, New York, NY 10128.

(9)	Includes 750,000 shares of common stock (the Sponsor Earnout Shares) that are held in the name of the Sponsor but subject to escrow conditions prior to release to the Sponsor. On March 4, 2025, the Sponsor granted William Alessi an irrevocable proxy to vote the shares prior to their release from the escrow conditions. Accordingly, such shares are now deemed to be beneficially owned by Mr. Alessi (see note 1).

(10)	The address of Michael Singer is 333 East 91st Street, New York, NY 10128.

(11)	Includes 755,256 shares of common stock held by Michael Singer, but does not include any shares of common stock issuable upon exercise of Mr. Singer’s warrants as the Company and Mr. Singer amended such warrants to include a 4.99% beneficial ownership limitation on or about March 4, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have a five members of our Board of Directors, of which three members qualify as “independent” under the listing rules of the Nasdaq.

Related Party Transactions

In 2021, William Alessi (“Alessi”), an officer and director of the Company, loaned the Company $89,929 and received a payment of $4,000, for a net of $85,929. The loan is informal, unsecured, due on demand and bears 10% interest. The accrued interest as of December 31, 2023 was $3,612. The accrued interest as of December 31, 2024 was $6,049. In 2023, the Company made payments of $61,958 towards the balance of the loan. On April 17, 2024, the Company paid the remaining balance of $23,972. As of December 31, 2024 and 2023, the balance was $0 and $23,972, respectively.

On January 17, 2023, the Company and Janbella Group, LLC (“Janbella”), which is controlled by Alessi, entered into a secured convertible promissory note for $412,500. The note included the $75,000 balance as of December 31, 2022, an additional $300,000, and an OID of $37,500. The note matures on January 17, 2024. The OID of $37,500 was recorded as a debt discount and was being amortized over the life of the original note ending on January 17, 2024. On August 31, 2023, the Company and Janbella entered into an Amended and Restated 12% Senior Secured Promissory Note for $453,750. This note was a modification of the $412,500 note dated January 17, 2023. The Company treated this as a modification of debt. All assets of the Company are collateral for the note. In the event of a Qualified Offering prior to the maturity date, at the option of Janbella, for every dollar received in a Qualified Offering, Janbella would receive $0.50, until the outstanding principal and interest are paid. Janbella is managed by Alessi. The note is convertible at a conversion price of $1.00. In the event of a merger or consolidation, the payment due to Janbella is 200% of the principal. During the year ended December 31, 2023, the Company amortized $35,753 of this discount. As of December 31, 2023, there is a remaining balance of $1,747 left of the OID. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,747 of this discount. There was a one-time interest charge of 10%, or $41,250, which was recorded as original interest discount and is being amortized over the life of the original note ending on January 17, 2024. During the year ended December 31, 2023, the Company amortized $39,329 of this discount. As of December 31, 2023, there was a balance remaining of $1,921. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,921 of this discount. On March 29, 2024, the Company extended this note to June 7, 2024 and issued 1,400,000 shares of common stock to the JanBella. The stock was valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024. As of December 31, 2024 and 2023, the balance was $453,750 and $453,750, with accrued interest $73,810 and $18,452, respectively.

On August 31, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $27,272, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2023, the Company amortized $9,116 of this discount. As of December 31, 2023, the balance of this discount was $18,157. During the year ended December 31, 2024, the Company amortized $18,157 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of December 31, 2024 and 2023, the balance on this note was $300,000.

On November 6, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $221,941. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $16,804, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2023, the Company amortized $3,091 of this discount. As of December 31, 2023, the balance of this discount was $13,713. During the year ended December 31, 2024, the Company amortized $13,713 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of December 31, 2024 and 2023, the balance on this note was $221,941.

On February 28, 2024, the Company and Janbella entered into a verbal agreement for a $100,000 0% Senior Secured Promissory Note. On May 17, 2024, the Company and Janbella formalized the February 28, 2024 verbal agreement by entering into an 0% Senior Secured Promissory Note for $400,000 and JanBella funded an additional $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $14,087, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $14,087 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On December 24, 2024, the Company and Janbella entered into a verbal agreement for an additional $100,000 0% Senior Secured Promissory Note. On December 13, 2024 as part of the business combination, the Company paid $100,000 on this balance. As of December 31, 2024 and 2023, the balance on this note was $400,000 and $0, respectively.

During the fiscal year ending December 31, 2023, the Company agreed to reimburse Mr. Alessi $208,433 for the cancellation of 90,165,908 shares and the potential acquisition of Alpha Modus Corp. by Insight Acquisition Corp. Payments of $120,083 had been made during 2023, leaving a balance due to Mr. Alessi of $88,350 as of December 31, 2023. During the year ended December 31, 2024, the Company made payments of $88,350, leaving a balance due of $0.

Convertible Promissory Note

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of December 31, 2024, the balance on this note was $35,000.

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

Business Combination Related Agreements

On October 13, 2023, the Company and Alpha Modus, Corp. entered into the Business Combination Agreement, which was subsequently amended on June 21, 2024. Pursuant to the Business Combination Agreement, as amended, Alpha Modus, Corp., and the Company agreed that (i) each share of Alpha Modus, Corp. common stock (other than those properly exercising any applicable appraisal rights under applicable law) would be converted into (A) one share of Company common stock, and (B) the contingent right to receive a pro rata portion of the Earnout Shares (as defined below) (which may be zero); and (iii) each share of Alpha Modus, Corp. preferred stock (other than those properly exercising any applicable appraisal rights under applicable law) would be converted into (A) one share of Company Series C Preferred Stock, and (B) the contingent right to receive a pro rata portion of the Earnout Shares (as defined below) (which may be zero) (collectively the “Merger Consideration”).

The stockholders of Alpha Modus, Corp. may be issued up to 2,200,000 additional shares of Company common stock (the “Earnout Shares”). The Earnout Shares will be earned and issued in one-third (1/3) increments (of approximately 733,333 shares) if, for any twenty (20) trading days within any thirty (30)-consecutive trading day period beginning at least 180 days after the Closing and on or prior to the 5-year anniversary of the Closing, the VWAP of the Company’s common stock equals or exceeds $13.00 per share, $15.00 per share and $18.00 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing), respectively, with all remaining Earnout Shares earned and issued upon certain changes of control of IAC at or prior to the 5-year anniversary of the Closing.

Additionally, at the Closing, the Company’s sponsor, Insight Acquisition Sponsor LLC (the “Sponsor”) was required to deposit 750,000 shares of Company common stock into escrow (the “Sponsor Earnout Shares”), and the Sponsor Earnout Shares will be released to the Sponsor according to the same milestones and timelines applicable to the Earnout Shares described above. Additionally, the Company and the Sponsor agreed that the Sponsor will forfeit and cancel 750,000 shares of Company common stock at Closing. Finally, at the Closing, (i) the Company will to use its best efforts to pay off the Company’s loan(s) from Polar Multi-Strategy Master Fund (“Polar”) (expected to be approximately $975,000 at Closing), (ii) the Company will use its best efforts to pay Alpha Modus, Corp.’s loans from Janbella Group, LLC (“Janbella”) (expected to be approximately $1,400,000 at Closing), (iii) the Company will issue to Janbella 1,392,308 shares of Company common stock, (iv) the Company will issue to Michael Singer 125,000 shares of Company common stock, (v) the Company will issue to Cantor Fitzgerald & Co. (“Cantor”) 210,000 shares of Company common stock, and (vi) the Company will issue to Odeon Capital Group, LLC (“Odeon”) 90,000 shares of Company common stock.

In connection with the Business Combination Agreements, the Company, Alpha Modus, Corp., and certain other parties entered into related agreements described below.

Stockholder Support Agreements

The Company, and the majority stockholders of Alpha Modus, Corp., the family trusts of Mr. Alessi, entered into a Stockholder Support Agreement (the “Stockholder Support Agreement”) on or about October 13, 2023. Pursuant to the Stockholder Support Agreement, the Alpha Modus, Corp. majority stockholders agreed to, among other things, vote their shares of Alpha Modus, Corp. in favor of the adoption and approval of the Business Combination Agreement and related transactions.

Amended Registration Rights Agreement

The Company, the Sponsor and certain other Company shareholders parties thereto (collectively, the “Initial Holders”), Alpha Modus, and certain Alpha Modus stockholders entered an Amended and Restated Registration Rights Agreement (the “Amended Registration Rights Agreement”) on or about October 13, 2023. Pursuant to the Amended Registration Rights Agreement, the Initial Holders will be provided the right to demand registrations, piggy-back registrations and shelf registrations with respect to Registrable Securities (as defined in the Amended Registration Rights Agreement). The Amended Registration Rights Agreement would supersede the registration rights agreements between IAC and certain of the Initial Holders.

Confidentiality and Lock-Up Agreement

Certain Alpha Modus stockholders (the majority stockholders of Alpha Modus, Corp.) entered into a Confidentiality and Lock-up Agreement with the Company (the “Confidentiality and Lock-Up Agreement”) on or about October 13, 2023. Pursuant to the Confidentiality and Lock-Up Agreement, each Alpha Modus stockholder party thereto agreed to a lock-up of its Company securities during a period (the “Lock-Up Period”) from Closing of the Business Combination through the earlier of (i) the date that is 12 months after Closing, or (ii) the date that the volume-weighted average price of the Company’s common stock as reported by Bloomberg exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period, except for an aggregate number of shares of Company common stock equal to (X) 1,650,000 shares, plus (Y) the number of shares of Company common stock issued to Janbella pursuant to Section 7.21 of the Business Combination Agreement, minus (Z) 557,692 shares, which aggregate number of shares is not subject to lock-up restrictions may be sold by the Alpha Modus stockholder parties during the Lock-Up Period. As 1,392,308 shares of Company common stock were issued to Janbella pursuant to Section 7.21 of the Business Combination Agreement, an aggregate of 2,484,616 shares of Company held by the majority stockholders are not subject to lock-up restrictions, and have therefore been registered for resale.

Sponsor Lock-Up Agreement

The Company, the Sponsor, and Alpha Modus, Corp. entered into an Lock-Up Agreement (the “Sponsor Lock-Up Agreement”) on or about October 13, 2023, pursuant to which, among other things, the Sponsor agreed to a lock-up of its Company securities during the defined lock-up period, except for a number of shares equal to 15% of the Company’s common stock owned by the Sponsor as of Closing, which number of shares may be sold by the Sponsor during the lock-up period without lock-up restriction. As the Sponsor owned 3,449,990 shares as of Closing (that were not Sponsor Earnout Shares), 15% of such number of shares, or approximately 517,512 shares, are have therefore been registered for resale by the Sponsor’s assignees.

IAC Stockholder Support Agreement

The Company, the Sponsor, and Alpha Modus, Corp. entered into a Stockholder Support Agreement (the “IAC Stockholder Support Agreement”) on or about October 13, 2023, pursuant to which the Sponsor agreed, among other things, to vote their shares of Company common stock in favor of the adoption an approval of the Business Combination Agreement and related transactions.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended December 31, 2024, and December 31, 2023, are set forth in the table below:

Services:	2024	2023
Audit Fees (1)	$87,949	$27,200
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other fees	-	-
Total	$87,949	$27,200

(1)	Audit fees billed in 2024 and 2023 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditors for the years ended December 31, 2024 and 2023, were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Board of Directors has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

Audit Committee Audit Report to Shareholders

The Audit Committee of our Board of Directors oversees our financial reporting process. Our management has the primary responsibility for our financial statements as well as our financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of our financial statements and expressing an opinion as to the conformity of such financial statements with accounting principles generally accepted in the United States of America.

In this context, the Audit Committee of the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2024 and December 31, 2023, with management and the independent registered public accounting firm. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed their independence with us.

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The consolidated financial statements and the related notes are included in Item 8 herein.

(a)(2) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

ALPHA MODUS HOLDINGS, INC.

By:	/s/ William Alessi
William Alessi
Chief Executive Officer

Date: April 15, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William Alessi	President, Chief Executive Officer	April 15, 2025
William Alessi	and Director (principal executive officer)

/s/ Rodney Sperry	Chief Financial Officer	April 15, 2025
Rodney Sperry	(principal financial and accounting officer)

/s/ Greg Richter	Director	April 15, 2025
Greg Richter

/s/ Scott Wattenberg	Director	April 15, 2025
Scott Wattenberg

/s/ Michael Garel	Director	April 15, 2025
Michael Garel

/s/ William Ullman	Director	April 15, 2025
William Ullman

EXHIBIT INDEX

(a)	Exhibits.

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1#	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	10/17/2023
2.2#	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	12/19/2024
3.2	Amended and Restated Bylaws	8-K	3.2	12/19/2024
10.1	Securities Purchase Agreement, dated October 23, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	10/23/2024
10.2	Amendment to Securities Purchase Agreement, dated December 12, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	12/12/2024
10.3	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust	8-K	10.2	10/17/2023
10.4	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.	8-K	10.5	10/17/2023
10.5	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties	8-K	10.4	10/17/2023
10.6	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC	8-K	10.3	10/17/2023
10.7	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC	8-K	10.1	10/17/2023
10.8	Promissory Note issued by Alpha Modus Holdings, Inc. to Loeb & Loeb LLP	8-K	10.8	12/19/2024
10.9++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and William Alessi	8-K	10.9	12/19/2024
10.10++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Rodney Sperry	8-K	10.10	12/19/2024
10.11++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Chris Chumas	8-K	10.11	12/19/2024
10.12	Subscription Agreement, dated August 30, 2023, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.10	10/25/2023
10.13	Amendment to Subscription Agreement, dated May 15, 2024, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.15	6/6/2024
10.14	Subscription Agreement, dated April 26, 2024, and accepted by Alpha Modus, Corp. on May 16, 2024, by and among Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	S-4/A	10.15	7/3/2024
10.15	Extension Agreement, dated March 29, 2024, by and among Alpha Modus, Corp. and Janbella Group, LLC	S-4/A	10.16	7/3/2024
10.16	Intellectual Property License Agreement, dated January 8, 2024, by and among Alpha Modus, Corp. and GZ6G Technologies Corp	S-4/A	10.17	7/31/2024
10.16	Intellectual Property License Agreement, dated April 10, 2024, by and among Alpha Modus, Corp., Xalles Holdings Inc., and CashXAI Inc.	S-4/A	10.18	7/31/2024
10.17	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer	8-K	10.1	6/24/2024
10.18	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.	8-K	1.2	6/24/2024
10.19	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.	8-K	1.1	6/24/2024
10.20++	Employment Agreement, dated January 1, 2025, by and between Alpha Modus Holdings, Inc. and Thomas Gallagher	8-K	10.1	1/8/2025
10.21	Director Agreement, effective as of December 13, 2024, by and between Alpha Modus Holdings, Inc. and Gregory Richter	8-K	10.2	1/8/2025
10.22	Director Agreement, effective as of December 13, 2024, by and between Alpha Modus Holdings, Inc. and Michael Garel	8-K	10.3	1/8/2025
10.23	Director Agreement, effective as of December 13, 2024, by and between Alpha Modus Holdings, Inc. and Scott Wattenberg	8-K	10.4	1/8/2025
10.24	Director Agreement, effective as of December 13, 2024, by and between Alpha Modus Holdings, Inc. and William Ullman	8-K	10.5	1/8/2025
10.25	Amendment to Secured Convertible Promissory Note, dated January 27, 2025, by and between Alpha Modus Holdings, Inc. and Streeterville Capital, LLC	8-K	10.1	1/28/2025
16.1	Letter from WithumSmith+Brown, PC to the SEC, dated December 19, 2024	8-K	16.1	12/19/2024
21.1	List of Subsidiaries	8-K	21.1	12/19/2024
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy	10-K	97	5/14/2024
99.1	Forfeiture Agreement, dated December 12, 2024, by and between Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	8-K	99.1	12/12/2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

++	Indicates a management or compensatory plan.
*	Filed or furnished herewith.
#	Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

