Form 10-Q
period 2025-03-31
ALPHA MODUS HOLDINGS, INC.
filed 2025-05-15
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40775

ALPHA MODUS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3386030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20311 Chartwell Center Dr., #1469

Cornelius, NC 28031

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2025, 13,828,806 shares of Class A common stock, par value $0.0001 per share (“common stock”), were issued and outstanding.

ALPHA MODUS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALPHA MODUS HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$148,277	$735,814
Prepaid expenses	630,074	841,637
Franchise tax receivable	125,068	125,068
Total current assets	903,419	1,702,519
Total assets	$903,419	$1,702,519

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$437,761	$16,487
Accrued liabilities	196,031	37,252
Accrued interest payable to related party	93,471	79,859
Excise tax payable	2,348,302	2,348,302
Financing payable	470,192	663,582
Convertible notes payable - related party, net of discount	35,000	35,000
Note payable - related party, net of discount	1,575,691	1,375,691
Earnout shares and sponsor earnout shares liability	13,802	1,053,084
Warrant liability	1,715,858	1,950,053
Total current liabilities	6,886,108	7,559,310
Convertible notes payable, net of discount	3,058,601	2,934,543
Total liabilities	9,944,709	10,493,853

Commitments and contingencies

Mezzanine equity
Series C preferred stock, $0.001 par value, 8,500,000 shares authorized, 7,500,000 shares issued and outstanding	71,809,025	71,809,025

Stockholders’ deficit
Common stock, $0.0001 par value, 490,000,000 shares authorized, 12,476,780 and 12,455,252 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,248	1,246
Additional paid-in capital	13,284,910	13,226,787
Accumulated deficit	(94,136,473)	(93,828,392)
Total stockholders’ deficit	(80,850,315)	(80,600,359)
Total liabilities, mezzanine equity and stockholders’ deficit	$903,419	$1,702,519

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024

Operating expenses
General and administrative expenses	$1,067,070	$76,520
Professional fees	292,131	114,391
Total operating expenses	1,359,201	190,911
Operating loss	(1,359,201)	(190,911)

Other income (expenses)
Interest income	6	1
Change in fair value of earnout shares liability	1,039,282	-
Change in fair value of warrants liability	234,195	-
Interest expense	(222,363)	(31,786)
Total other income (expense)	1,051,120	(31,785)
Loss before income tax expense	(308,081)	(222,696)
Income tax expense	-	-
Net loss	$(308,081)	$(222,696)

Loss per share, class A common stock – basic and diluted	$(0.02)	$(0.06)
Weighted average number of shares of class A common stock – basic and diluted	12,475,345	3,531,111

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock ($0.0001 Par)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	12,455,252	$1,246	$13,226,787	$(93,828,392)	$(80,600,359)
Shares issued for services	21,528	2	58,123	-	58,125
Net loss for the period	-	-	-	(308,081)	(308,081)
Balance, March 31, 2025	12,476,780	$1,248	$13,284,910	$(94,136,473)	$(80,850,315)

	Common Stock ($0.0001 Par)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	3,500,000	$350	$2,697,132	$(3,662,806)	$(965,324)
Imputed interest discounts on related party notes	-	-	-	4,824	4,824
Shares issued for note extension with related party	1,400,000	140	34,860	-	35,000
Net loss for the period	-	-	-	(222,696)	(222,696)
Balance, March 31, 2024	4,900,000	$490	$2,731,992	$(3,880,678)	$(1,148,196)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(308,081)	$(222,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	124,058	17,416
Shares issued for services	58,125	-
Change in fair value of warrant liability	(234,195)	-
Change in fair value of earnout shares liability	(1,039,282)	-
Change in assets and liabilities:
Prepaid expenses	211,563	-
Other receivables	-	15,000
Accounts payable and accrued expenses	580,053	13,433
Accrued expenses - related party	-	(12,809)
Accrued interest payable - related party	13,612	14,370
Net cash used in operating activities	(594,147)	(175,286)

Cash flows from investing activities:
Net cash provided by investing activities	-	-

Cash flows from financing activities:
Proceeds from notes payable to related party	200,000	100,000
Repayment of financing payable	(193,390)	-
Net cash provided by financing activities	6,610	100,000
Net change in cash	(587,537)	(75,286)

Cash at beginning of period	735,814	106,809
Cash at end of period	$148,277	$31,523

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash information
Renegotiated notes payable	$-	$453,750
Shares issued to related party applied directly against accumulated deficit	$-	$35,000
Discounts on notes payable applied directly against accumulated deficit	$-	$4,824

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses since the Company does not have any revenue stream. On March 31, 2025, we had $148,277 in cash. Our net loss incurred for the three months ended March 31, 2025 was $308,081, which was a result of changes in fair value of derivative liabilities. The working capital deficit was $5,982,689 on March 31, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Net (Loss) Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 63,819,624 and 26,534,773 dilutive shares of common stock derived from two convertible notes and the series C preferred stock as of March 31, 205 and December 31, 2024, respectively.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Numerator
Net Loss	$(308,081)	$(222,696)
Amortization of Debt Discounts	-	-
Interest Expense	-	-
Change in Derivative Liabilities	-	-
Adjusted Net Loss	$(308,081)	$(222,696)

	Shares	Shares
Denominator
Basic Weighted Average Number of Shares Outstanding during Period	12,475,345	3,531,111
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	12,475,345	3,531,111

Diluted Net Loss per Share	$(0.02)	$(0.06)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2025 and December 31, 2024. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2025 and March 31, 2024.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 17, 2023, the Company and Janbella Group, LLC (“Janbella”), which is controlled by Alessi, entered into a secured convertible promissory note for $412,500. The note included the $75,000 balance as of December 31, 2022, an additional $300,000, and an OID of $37,500. The note matures on January 17, 2024. The OID of $37,500 was recorded as a debt discount and was being amortized over the life of the original note ending on January 17, 2024. On August 31, 2023, the Company and Janbella entered into an Amended and Restated 12% Senior Secured Promissory Note for $453,750. This note was a modification of the $412,500 note dated January 17, 2023. The Company treated this as a modification of debt. All assets of the Company are collateral for the note. In the event of a Qualified Offering prior to the maturity date, at the option of Janbella, for every dollar received in a Qualified Offering, Janbella would receive $0.50, until the outstanding principal and interest are paid. Janbella is managed by Alessi. The note is convertible at a conversion price of $1.00. In the event of a merger or consolidation, the payment due to Janbella is 200% of the principal. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,747 of this discount. There was a one-time interest charge of 10%, or $41,250, which was recorded as original interest discount and is being amortized over the life of the original note ending on January 17, 2024. During the year ended December 31, 2023, the Company amortized $39,329 of this discount. As of December 31, 2023, there was a balance remaining of $1,921. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,921 of this discount. On March 29, 2024, the Company extended this note to June 7, 2024 and issued 1,400,000 shares of common stock to the JanBella. The stock was valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, the balance was $453,750 and $453,750, with accrued interest $87,423 and $73,810, respectively.

On August 31, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $27,273, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $18,157 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of March 31, 2025 and December 31, 2024, the balance on this note was $300,000.

On November 6, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $221,941. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $16,804, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $13,713 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of March 31, 2025 and December 31, 2024, the balance on this note was $221,941.

On February 28, 2024, the Company and Janbella entered into a verbal agreement for a $100,000 0% Senior Secured Promissory Note. On May 17, 2024, the Company and Janbella formalized the February 28, 2024 verbal agreement by entering into an 0% Senior Secured Promissory Note for $400,000 and JanBella funded an additional $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $14,087, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $14,087 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On December 24, 2024, the Company and Janbella entered into a verbal agreement for an additional $100,000 0% Senior Secured Promissory Note. On December 13, 2024 as part of the business combination, the Company paid $100,000 on this balance. On March 14, 2025, the Company and Janbella entered into a verbal agreement for an additional $200,000 0% Senior Secured Promissory Note. As of March 31, 2025 and December 31, 2024, the balance on this note was $600,000 and $400,000, respectively.

Convertible Promissory Note

On July 25, 2024, the Company issued an unsecured promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of March 31, 2025 and December 31, 2024, the balance on this note was $35,000.

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

On January 27, 2025, the Company and the Investor entered into an amendment to the Note providing that (i) the Company is not required to begin making monthly payments under the Note until May 16, 2025, (ii) the monthly payments will equal $485,000 plus all accrued but unpaid interest, multiplied by 120%, and (iii) the Company will pay to the Investor 50% of all proceeds received by the Company from any equity line of credit or similar arrangement within one trading day of receipt by the Company.

On April 28, 2025, the Company and Streeterville Capital, LLC (the “Investor”) entered into a second amendment to the Note (the “Second Amendment”) providing that (i) the 20% prepayment penalty under the Note was eliminated, but the outstanding balance of the Note was increased to $3,597,502 (i.e., the outstanding balance under the Note as of April 28, 2025, plus the prepayment penalty of 20% as of April 28, 2025), (ii) the Company will have the right on up to three occasions to extend the monthly payment start date for one month, with the outstanding balance automatically increasing by one percent for each extension, (iii) the monthly payments will equal $582,000 plus all accrued but unpaid interest, (iv) the floor price was reduced to $1.25, (v) the Investor’s beneficial ownership limitation was increased to 9.99%, (vi) the Company agreed to hold a stockholder meeting within 60 days to approve the issuances to the Investor under the Note and under an equity line of credit agreement with the Investor in excess of the Exchange Cap (as such term was defined in the Note), (vii) the Company agreed to sell the Investor 1,250,000 shares of common stock (the “Pre-Delivery Shares”) for $125, which Pre-Delivery Shares shall be used by the Investor only as pre-delivery shares under the Note and a future equity line of credit agreement between the Company and the Investor, (viii) the Company agreed to file a registration statement to register the Pre-Delivery Shares and other shares of common stock issuable to the Investor upon conversion of the Note, and (ix) the Investor provided its written consent to the Company entering into the Patent Monetization Agreement and Option Agreement described in Note 13 – Subsequent Events.

The Company recorded a debt discount of $290,000 in connection with this Note. During the year ended December 31, 2024, the Company amortized $9,543 as debt discount interest expense. As of December 31, 2024, the balance of the debt discount was $280,457. During the three months ended March 31, 2025, the Company amortized $124,058 as debt discount interest expense. As of March 31, 2025, the balance of the debt discount was $156,399. As of March 31, 2025 and December 31, 2024, the balance was $2,890,000 and $2,890,000 with accrued interest of $86,700 and $14,450, respectively.

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

As of March 31, 2025 and December 31, 2024, the balance was $325,000 and $325,000, respectively.

NOTE 5 – FINANCING PAYABLE

On December 16, 2024, the Company entered into a financing arrangement for an insurance policy. The Company financed $663,582 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $68,642 with the first payment being due on January 16, 2025. During the three months ended March 31, 2025, the company made three payments totaling $205,970, of which $193,390 was principal and $12,580 was interest. As of March 31, 2025 and December 31, 2024, the balance of this financing arrangement was $470,192 and $663,582, respectively

NOTE 6 – WARRANTS

As of March 31, 2025 and December 31, 2024, the Company has 12,000,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding.

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

In the event that after the Closing and prior the 5-year anniversary of the Closing Date, there is a Change of Control, the $13.00 Share Price Milestone, $15.00 Share Price Milestone, and/or the $18.00 Share Price Milestone, as applicable, shall be deemed to have occurred to the extent any such Milestone has not been achieved prior to the date of such Change of Control. For purposes hereof, a “Change of Control” means the occurrence in a single transaction or as a result of a series of related transactions, of one or more of the following events:

a)	any person or any group of persons acting together which would constitute a “group” for purposes of Section 13(d) of the Exchange Act or any successor provisions thereto (a “Group”) (excluding a corporation or other entity owned, directly or indirectly, by the stockholders in substantially the same proportions as their ownership of stock of IAC) (x) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of then outstanding voting securities or (y) has or acquires control of the Board;

b)	a merger, consolidation, reorganization or similar business combination transaction involving the Company, and, immediately after the consummation of such transaction or series of transactions, either (x) the Board immediately prior to the merger or consolidation does not constitute at least a majority of the board of directors of the company surviving the merger or, if the surviving company is a Subsidiary, the ultimate parent thereof, or (y) the voting securities of the Company immediately prior to such merger or consolidation do not continue to represent or are not converted into more than 50% of the combined voting power of the then outstanding voting securities of the person resulting from such transaction or series of transactions or, if the surviving company is a Subsidiary, the ultimate parent thereof; or

c)	the sale, lease or other disposition, directly or indirectly, by the Company of all or substantially all of the assets of the Company and its Subsidiaries, taken as a whole, other than such sale, lease or other disposition of all or substantially all of the assets of the Company and its Subsidiaries, taken as a whole, to an entity at least a majority of the combined voting power of the voting securities of which are owned, directly or indirectly, by stockholders of the Company.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

The fair value of financial instruments on March 31, 2025 are summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$726,000
Derivative liabilities-private warrants	$-	$-	$989,858
Derivative liabilities-earnout shares	$-	$-	$10,292
Derivative liabilities-sponsor earnout shares	$-	$-	$3,510
Total	$-	$-	$1,729,660

Mezzanine Equity:
Series C preferred stock	$-	$-	$71,809,025

The fair value of financial instruments on December 31, 2024 are summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$1,020,000
Derivative liabilities-private warrants	$-	$-	$930,053
Derivative liabilities-earnout shares	$-	$-	$785,351
Derivative liabilities-sponsor earnout shares	$-	$-	$267,733
Total	$-	$-	$3,003,137

Mezzanine Equity:
Series C preferred stock	$-	$-	$71,809,025

The initial and subsequent fair values of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. For the three months ended March 31, 2025 and 2024, the Company recognized a gain to the statement of operations resulting from an decrease in the fair value of warrant liabilities of $234,195 and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$1.29	$3.00
Public warrant price	$0.0605	$0.0850
Volatility	61.10%	33.50%
Risk-free rate	3.95%	4.38%
Dividend yield	0.00%	0.00%

The initial fair value of the Company Earnout Shares and the fair value of the Sponsor Earnout Shares have been estimated using a Monte Carlo simulation model. For the three months ended March 31, 2025 and 2024, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $1,039,282 and $0, respectively, presented as change in fair value of derivative earnout shares and sponsor earnout shares liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Stock price	$1.29	$3.00
Volatility	30.70%	33.50%
Risk-free rate	4.16%	4.38%
Dividend yield	0.00%	0.00%

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

As of March 31, 2025 and December 31, 2024, there were 7,500,000 shares of series C preferred stock issued and outstanding.

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

Common Stock

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 12,476,780 and 12,455,252 shares of Class A common stock issued and outstanding, respectively.

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

On January 5, 2025, the Company issued 2,632 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on January 3, 2025 at $2.51 per share. The Company recognized $28,425 in stock-based compensation expense.

On January 5, 2025, the Company issued 11,000 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts with the merger. These shares were valued of the closing price of the Company’s common stock on January 3, 2025 at $2.51 per share. The Company recognized $29,700 in stock-based compensation expense.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were zero shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.

NOTE 11 – SEGMENT INFORMATION

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$-	$-

Operating expenses
General and administrative expenses	1,067,070	76,520
Professional fees	292,131	114,391
Total operating expenses	1,359,201	190,911
Operating loss	(1,359,201)	(190,911)
Operating margin	(100)%	(100)%

Other income (expenses)
Interest income	6	1
Change in fair value of earnout shares liability	1,039,282	-
Change in fair value of warrants liability	234,195	-
Interest expense	(222,363)	(31,786)
Total other income (expense)	1,051,120	(31,785)
Loss before income tax expense	(308,081)	(222,696)
Income tax expense	-	-
Net loss	$(308,081)	$(222,696)

The Company’s had no long-lived tangible assets as of March 31, 2025 and December 31, 2024.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements, except as noted below.

On April 28, 2025, the Company and Streeterville Capital, LLC (the “Investor”) entered into a second amendment to the Note (the “Second Amendment”) providing that (i) the 20% prepayment penalty under the Note was eliminated, but the outstanding balance of the Note was increased to $3,597,501.71 (i.e., the outstanding balance under the Note as of April 28, 2025, plus the prepayment penalty of 20% as of April 28, 2025), (ii) the Company will have the right on up to three occasions to extend the monthly payment start date for one month, with the outstanding balance automatically increasing by one percent for each extension, (iii) the monthly payments will equal $582,000 plus all accrued but unpaid interest, (iv) the floor price was reduced to $1.25, (v) the Investor’s beneficial ownership limitation was increased to 9.99%, (vi) the Company agreed to hold a stockholder meeting within 60 days to approve the issuances to the Investor under the Note and under an equity line of credit agreement with the Investor in excess of the Exchange Cap (as such term was defined in the Note), (vii) the Company agreed to sell the Investor 1,250,000 shares of common stock (the “Pre-Delivery Shares”) for $125, which Pre-Delivery Shares shall be used by the Investor only as pre-delivery shares under the Note and a future equity line of credit agreement between the Company and the Investor, (viii) the Company agreed to file a registration statement to register the Pre-Delivery Shares and other shares of common stock issuable to the Investor upon conversion of the Note, and (ix) the Investor provided its written consent to the Company entering into the Patent Monetization Agreement and Option Agreement described below.

On April 28, 2025, the Company entered into a Patent Monetization Agreement (the “Patent Monetization Agreement”) with Alpha Modus Ventures, LLC, a North Carolina limited liability company controlled by the Company’s Chief Executive Officer, William Alessi (“AMV”), pursuant to which the Company agreed to provide litigation funding to AMV in connection with AMV’s recently filed patent litigation suit against Broadcom Inc. for infringement of AMV’s patents relating to methods and apparatus for transporting of fibre channel data over ethernet (U.S. Patent Nos. 11,108,591, 11,303,473, and 11,310,077), and the parties agreed that the gross proceeds from the litigation would first be paid to the Company until it has received the return of amounts funded for the litigation, and then 65% to the Company until it has received a five times return, then 45% to the Company until it has received an additional two times return, and then 35% to the Company.

On April 28, 2025, and in connection with entering into the Patent Monetization Agreement, the Company entered into an Option Agreement (the “Option Agreement”) with AMV’s owners (Janbella Group, LLC, an entity controlled by Mr. Alessi, and Chris Chumas, the Company’s Chief Sales Officer), pursuant to which the Company received the right to acquire AMV from its owners for an option exercise price consisting of the following: (i) the termination by the Company of the Patent Monetization Agreement and AMV’s related payment obligations to the Company under the Patent Monetization Agreement, (ii) the payment of $300,000 to Janbella Group, LLC (in satisfaction of which Janbella Group, LLC will release AMV of its $300,000 repayment obligation to Janbella Group, LLC) as soon as the Investor (defined above) has been repaid in full, and (iii) the issuance by the Company to AMV’s owners in the aggregate of a number of shares of common stock equal to $35,000,000 divided by the closing price of the Company’s common stock immediately prior to closing, which closing shall not occur until the Company’s shareholders have approved such transaction and issuance of common stock as required by Nasdaq’s listing rules.

On or about April 30, 2025, the Company issued 15,690 shares of Class A common stock to each of the four non-employee directors of the Company in consideration of the directors’ $25,000 quarterly fee pursuant to their director agreements, calculated based on the 10-day average closing price of the Company’s common stock as of the end of the first quarter, or approximately $1.59 per share.

On or about April 30, 2025, the Company issued 39,266 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement, calculated based on the 10-day average closing price of the Company’s common stock as of the end of the first quarter, or approximately $1.59 per share.

On or about April 30, 2025, the Company issued 1,250,000 shares of common stock for the Pre-Delivery Shares to the Investor pursuant to the Second Amendment to the Note as described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Alpha Modus Holdings, Inc.,” “Alpha Modus,” “our,” “us” or “we” refer to Alpha Modus Holdings, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “will,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

Overview

The Company was a blank check company known as “Insight Acquisition Corp.” On December 13, 2024, the Company completed a business combination with Alpha Modus, Corp., a Florida corporation. At closing of the business combination, the Company’s name was changed to “Alpha Modus Holdings, Inc.,” and the Company’s operations are now those of Alpha Modus, Corp.

Alpha Modus offers technology as a service. Its core technologies were previously deployed on IBM’s Bluemix platform and earned a Beacon Award by IBM 2016 for Best New Application on IBM Cloud from an Entrepreneur. Alpha Modus has been recognized by IBM Watson as a thought leader in technology. As technological innovation is at the core of the company, Alpha Modus has developed comprehensive end-to-end patented solutions for retailers and consumer brands to bring innovation to consumers and enhance their experience at the point of sale.

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

On January 16, 2024, Alpha Modus initiated a patent infringement action against The Kroger Company alleging patent infringement of several Alpha Modus patents encompassing retail marketing and advertising data-driven technologies to enhance consumer’s in-store experience at the point of decision, which action has since been settled. On November 12, 2024, Alpha Modus initiated a patent infringement lawsuit against Brookshire Grocery Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent portfolio, ‘825 patent portfolio, ‘672 patent portfolio, ‘890 patent portfolio and ‘880 patent portfolio, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. On December 17, 2024, Alpha Modus filed a similar patent infringement lawsuit against Wakefern Food Corporation and Shelf Nine LLC (which has since been settled). On February 3, 2025, Alpha Modus filed a patent infringement lawsuit against Walgreen Co. On April 15, 2025, Alpha Modus filed a patent infringement lawsuit against Optisigns, Inc.

On April 10, 2024, Alpha Modus entered into a license agreement with Xalles Holdings Inc. and its subsidiary, CashXAI Inc. (“CashX”), which gives CashX the exclusive right to use all of Alpha Modus’s patented intellectual property in connection with CashX’s promotional, advertising, and operational functions, including co-development arrangements with Alpha Modus, within the Exclusive Industry. The “Exclusive Industry” means the industry relating to self-service kiosks located in retail food, drug and convenience stores for the purpose of serving Unbanked and Underbanked consumers, by offering banking, phone and insurance solutions to the consumer. An “Unbanked” consumer means a person that does not have a checking or savings account with an FDIC-insured institution, and an “Underbanked” consumer means a person that has or had a checking or savings account with an FDIC-insured institution, but regularly uses non-traditional banks such as Venmo or the Cash App, or lenders such as a check cashing company or payday lender. Alpha Modus intends to immediately deploy services under the license.

Alpha Modus intends to continue its intellectual property licensing and enforcement efforts throughout 2025. No assurances can be given that any of these plans will come to fruition or that, if implemented, they will necessarily yield positive results.

Although Alpha Modus’ audited financial statements for the years ended December 31, 2024 and 2023, were prepared under the assumption that it would continue operations as a going concern, the report of its independent registered public accounting firm that accompanies its financial statements for the years ended December 31, 2024 and 2023, contains a going concern qualification in which such firm expressed substantial doubt about Alpha Modus’ ability to continue as a going concern, based on its financial statements and results at that time, including its lack of current revenues, recurring losses from operations and net capital deficiency.

Prior Business Combination

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

Financing in Connection with Business Combination

On October 23, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor”), pursuant to which the Company would sell, and the Investor would purchase, a secured convertible promissory note in the original principal amount of $2,890,000 (the “Note” or the “Convertible Note”) for a net purchase price of $2,600,000 (after deducting an original issue discount of $260,000, and payment of $30,000 for the Investor’s legal, accounting, due diligence, asset monitoring, and other transaction expenses).

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

On April 28, 2025, the Company and the Investor entered into a second amendment to the Note (the “Second Amendment”) providing that (i) the 20% prepayment penalty under the Note was eliminated, but the outstanding balance of the Note was increased to $3,597,501.71 (i.e., the outstanding balance under the Note as of April 28, 2025, plus the prepayment penalty of 20% as of April 28, 2025), (ii) the Company will have the right on up to three occasions to extend the monthly payment start date for one month, with the outstanding balance automatically increasing by one percent for each extension, (iii) the monthly payments will equal $582,000 plus all accrued but unpaid interest, (iv) the floor price was reduced to $1.25, (v) the Investor’s beneficial ownership limitation was increased to 9.99%, (vi) the Company agreed to hold a stockholder meeting within 60 days to approve the issuances to the Investor under the Note and under an equity line of credit agreement with the Investor in excess of the Exchange Cap (as such term was defined in the Note), (vii) the Company agreed to sell the Investor 1,250,000 shares of common stock (the “Pre-Delivery Shares”) for $125, which Pre-Delivery Shares shall be used by the Investor only as pre-delivery shares under the Note and a future equity line of credit agreement between the Company and the Investor, (viii) the Company agreed to file a registration statement to register the Pre-Delivery Shares and other shares of common stock issuable to the Investor upon conversion of the Note, and (ix) the Investor provided its written consent to the Company entering into the Patent Monetization Agreement and Option Agreement described below.

The shares that may be issued to the Investor upon conversion of then Note when sold and/or issued into the public markets could have a significant negative impact on the trading price of our common stock. The Selling Securityholder will determine the timing, pricing and rate at which they sell such shares into the public market, and sales by the Investor may cause the trading price of our securities to experience a further decline.

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

In connection with the Business Combination, approximately 426,136 shares of common stock were redeemed, which represented a significant portion of the publicly traded shares outstanding immediately prior to the Business Combination and resulted in only approximately $1.16 million of cash from the INAQ trust account becoming available to Alpha Modus in connection with the closing of the Business Combination. In the Business Combination, the Company issued 5,295,000 shares of common stock and 7,500,000 shares of Series C Preferred Stock to Legacy Alpha Modus’s shareholders as merger consideration in the Business Combination, and the Company issued 1,817,308 shares of common stock to various parties as required by the Business Combination Agreement. Immediately following the Business Combination, including the redemption of shares described above, there were 12,455,252 shares of the Company’s common stock (all shares of Class A common stock) issued and outstanding, and 7,500,000 shares of the Company’s Series C Preferred Stock issued and outstanding.

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

Recent Developments

On April 28, 2025, the Company entered into a Patent Monetization Agreement (the “Patent Monetization Agreement”) with Alpha Modus Ventures, LLC, a North Carolina limited liability company controlled by the Company’s Chief Executive Officer, William Alessi (“AMV”), pursuant to which the Company agreed to provide litigation funding to AMV in connection with AMV’s recently filed patent litigation suit against Broadcom Inc. for infringement of AMV’s patents relating to methods and apparatus for transporting of fibre channel data over ethernet (U.S. Patent Nos. 11,108,591, 11,303,473, and 11,310,077), and the parties agreed that the gross proceeds from the litigation would first be paid to the Company until it has received the return of amounts funded for the litigation, and then 65% to the Company until it has received a five times return, then 45% to the Company until it has received an additional two times return, and then 35% to the Company.

On April 28, 2025, and in connection with entering into the Patent Monetization Agreement, the Company entered into an Option Agreement (the “Option Agreement”) with AMV’s owners (Janbella Group, LLC, an entity controlled by Mr. Alessi, and Chris Chumas, the Company’s Chief Sales Officer), pursuant to which the Company received the right to acquire AMV from its owners for an option exercise price consisting of the following: (i) the termination by the Company of the Patent Monetization Agreement and AMV’s related payment obligations to the Company under the Patent Monetization Agreement, (ii) the payment of $300,000 to Janbella Group, LLC (in satisfaction of which Janbella Group, LLC will release AMV of its $300,000 repayment obligation to Janbella Group, LLC) as soon as the Investor (defined above) has been repaid in full, and (iii) the issuance by the Company to AMV’s owners in the aggregate of a number of shares of common stock equal to $35,000,000 divided by the closing price of the Company’s common stock immediately prior to closing, which closing shall not occur until the Company’s shareholders have approved such transaction and issuance of common stock as required by Nasdaq’s listing rules.

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

Results of Operations

For the Three Months ended March 31, 2025, compared to the Three Months ended March 31, 2024

Revenue

Alpha Modus had no revenue during the three months ended March 31, 2025 and 2024.

Operating Expenses

Alpha Modus had operating expenses of $1,359,201 for the three months ended March 31, 2025, compared to $190,911 for the three months ended March 31, 2024. The increase was primarily due to an increase in professional fees, insurance premiums, payroll expenses and investor relations expenses.

Other Income/Expenses

Alpha Modus had total other income of $1,051,120 for the three months ended March 31, 2025, $222,363 of which was interest expense, $234,195 of which was a gain in change in fair value of warrants liability and $1,039,282 of which was a gain of change in fair value of earnout shares liability, as compared to total other expense of $31,785, $31,786 of which was interest expense during the three months ended March 31, 2024.

Net Loss

Alpha Modus had a net loss of $308,081 for the three months ended March 31, 2025, compared to a net loss of $222,696 for the three months ended March 31, 2024. The increase in net loss during the three months ended March 31, 2025, as compared to the net loss during the three months ended March 31, 2024, was primarily due to the gain in change in fair value of earnout shares of $1,039,282 and the gain in change in fair value of warrants liability of $234,195 during the three months ended March 31, 2025, described above.

Liquidity and Capital Resources

As of March 31, 2025, Alpha Modus had cash of $148,277. We do not have sufficient resources to effectuate our business. We expect to incur significant expenses during the next twelve months of operations, including as a result of becoming a public company. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we believe we will need to raise a minimum of an additional $2,500,000. These factors, along with the lack of current Company revenues, raise substantial doubts about Alpha Modus’ ability to continue as a going concern.

Net cash used in operating activities was $594,147 for the three months ended March 31, 2025, compared to $175,286 for the three months ended March 31, 2024.

We had net cash provided by financing activities for the three months ended March 31, 2025, of $6,610, compared to $100,000 for the three months ended March 31, 2024.

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

The Company is an “emerging growth company” as defined in Section 2(a) of the Securities Act and has elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, Alpha Modus expects to remain an emerging growth company at least through the end of the 2026 fiscal year and to continue to take advantage of the benefits of the extended transition period, although it may decide to early adopt such new or revised accounting standards to the extent permitted by such standards. This may make it difficult or impossible to compare Alpha Modus’ financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to remediate the identified material weakness by implementing a more timely reporting schedule and incorporating additional reviews of the financial statement support for future quarters.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of the Closing Date, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

On January 16, 2024, Alpha Modus filed a patent infringement lawsuit against The Kroger Company alleging patent infringement of several Alpha Modus patents pertaining to the Company’s ‘571 patent portfolio encompassing retail marketing and advertising data-driven technologies to enhance consumer’s in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (case no. 2:2024cv00022), and the case has since been settled.

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

On April 15, 2025, Alpha Modus filed a patent infringement lawsuit against Optisigns, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent portfolio, ‘825 patent portfolio, ‘672 patent portfolio, ‘890 patent portfolio and ‘880 patent portfolio, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Southern District of Texas (case no. 4:2025cv01727), and the case is in its initial pleading stage.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2025, and our registration statement on Form S-1 filed with the SEC on May 9, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On or about January 5, 2025, the Company issued 2,632 shares of Class A common stock to each of the four non-employee directors of the Company in consideration of the directors’ $25,000 quarterly fee pursuant to their director agreements. These shares were valued at the closing price of the Company’s common stock on January 3, 2025, at $2.51 per share.

On or about January 5, 2025, the Company issued 11,000 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts provided in connection with the business combination. These shares were valued at the closing price of the Company’s common stock on January 3, 2025, at $2.51 per share.

On or about April 30, 2025, the Company issued 15,690 shares of Class A common stock to each of the four non-employee directors of the Company in consideration of the directors’ $25,000 quarterly fee pursuant to their director agreements, valued based on the 10-day average closing price of the Company’s common stock as of the end of the first quarter, or approximately $1.59 per share.

On or about April 30, 2025, the Company issued 39,266 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement, valued based on the 10-day average closing price of the Company’s common stock as of the end of the first quarter, or approximately $1.59 per share.

On or about April 30, 2025, the Company issued 1,250,000 shares of common stock for the Pre-Delivery Shares to the Investor pursuant to the Second Amendment to the Note as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder, as the shareholders were accredited and/or financially sophisticated and had adequate access, through business or other relationships, to information about the Company, and the sales did not involve a public offering of securities or any general solicitation.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as set forth below:

On or about March 10, 2025, each of the entities whose shares of Company securities are beneficially owned by Company CEO and director, William Alessi, entered into a written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), with sale of Company common stock occurring as follows: sales will only occur on a trading day when the daily volume of the Company’s common stock as reported on Bloomberg has exceeded at least 750,000 shares, sales will only occur at a price 10% higher than the closing price on the prior trading day, sales on a given day will not constitute more than 10% of the trading volume that day, and sales will not occur at a price per share less than $4.00 per share. The plans will terminate on March 9, 2026, unless terminated earlier pursuant to the provisions of the plans. The number of shares of common stock that may be sold under each plan is as follows: Janbella Group, LLC – 934,616 shares; The Alessi 2023 Irrevocable Trust – 139,784 shares; The Alessi Revocable Trust – 610,216 shares; The Isabella Alessi 2023 Irrevocable Trust – 200,000 shares; The Janet Alessi 2023 Irrevocable Trust – 200,000 shares; The Kim Alessi Richter 2023 Irrevocable Trust – 200,000 shares; and The WRA 2023 Irrevocable Trust – 200,000 shares. On or about April 30, 2025, each of The Alessi Revocable Trust, The Isabella Alessi 2023 Irrevocable Trust, The Janet Alessi 2023 Irrevocable Trust, The Kim Alessi Richter 2023 Irrevocable Trust, and The WRA 2023 Irrevocable Trust determined to terminate their 10b5 plans, and no shares were sold under any of the terminated plans.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1#	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	10/17/2023
2.2#	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	12/19/2024
3.2	Amended and Restated Bylaws	8-K	3.2	12/19/2024
10.1	Securities Purchase Agreement, dated October 23, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	10/23/2024
10.2	Amendment to Securities Purchase Agreement, dated December 12, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	12/12/2024
10.3	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust	8-K	10.2	10/17/2023
10.4	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.	8-K	10.5	10/17/2023
10.5	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties	8-K	10.4	10/17/2023
10.6	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC	8-K	10.3	10/17/2023
10.7	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC	8-K	10.1	10/17/2023
10.8	Promissory Note issued by Alpha Modus Holdings, Inc. to Loeb & Loeb LLP	8-K	10.8	12/19/2024
10.9++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and William Alessi	8-K	10.9	12/19/2024
10.10++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Rodney Sperry	8-K	10.10	12/19/2024
10.11++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Chris Chumas	8-K	10.11	12/19/2024
10.12	Subscription Agreement, dated August 30, 2023, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.10	10/25/2023
10.13	Amendment to Subscription Agreement, dated May 15, 2024, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.15	6/6/2024
10.14	Subscription Agreement, dated April 26, 2024, and accepted by Alpha Modus, Corp. on May 16, 2024, by and among Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	S-4/A	10.15	7/3/2024
10.15	Extension Agreement, dated March 29, 2024, by and among Alpha Modus, Corp. and Janbella Group, LLC	S-4/A	10.16	7/3/2024
10.16	Intellectual Property License Agreement, dated January 8, 2024, by and among Alpha Modus, Corp. and GZ6G Technologies Corp	S-4/A	10.17	7/31/2024
10.16	Intellectual Property License Agreement, dated April 10, 2024, by and among Alpha Modus, Corp., Xalles Holdings Inc., and CashXAI Inc.	S-4/A	10.18	7/31/2024
10.17	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer	8-K	10.1	6/24/2024
10.18	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.	8-K	1.2	6/24/2024
10.19	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.	8-K	1.1	6/24/2024
10.20	Patent Monetization Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Alpha Modus Ventures, LLC	8-K	10.1	5/2/2025
10.21	Option Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Janbella Group, LLC, and Chris Chumas	8-K	10.2	5/2/2025
10.22	Amendment #2 to Secured Convertible Promissory Note, dated April 28, 2025, by and between Alpha Modus Holdings, Inc. and Streeterville Capital, LLC	8-K	10.3	5/2/2025
21.1	List of Subsidiaries	8-K	21.1	12/19/2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Taxonomy Extension Schema Document.
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).
104*	Inline XBRL Taxonomy Extension Schema Document.

++	Indicates a management or compensatory plan.
*	Filed or furnished herewith.
#	Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2025	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ William Alessi
	Name:	William Alessi
	Title:	Chief Executive Officer (Principal executive officer)

Dated: May 15, 2025	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ Rodney Sperry
	Name:	Rodney Sperry
	Title:	Chief Financial Officer (Principal financial and accounting officer)

