Form 10-Q
period 2025-06-30
ALPHA MODUS HOLDINGS, INC.
filed 2025-08-12
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, 41,959,958 shares of Class A common stock, par value $0.0001 per share (“common stock”), were issued and outstanding.

ALPHA MODUS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALPHA MODUS HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$118,214	$735,814
Prepaid expenses	409,716	841,637
Franchise tax receivable	125,068	125,068
Total current assets	652,998	1,702,519

Property, plant and equipment, net	7,500	-
Total assets	$660,498	$1,702,519

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$684,494	$16,487
Accrued liabilities	161,827	37,252
Accrued interest payable to related party	107,235	79,859
Excise tax payable	2,348,302	2,348,302
Financing payable	268,694	663,582
Convertible notes payable, net of discount	2,354,766	-
Convertible notes payable - related party, net of discount	35,000	35,000
Note payable - related party, net of discount	1,775,691	1,375,691
Earnout shares and sponsor earnout shares liability	1,169	1,053,084
Warrant liability	2,297,700	1,950,053
Total current liabilities	10,034,878	7,559,310

Convertible notes payable, net of discount, non-current	-	2,934,543
Total liabilities	10,034,878	10,493,853

Commitments and contingencies

Mezzanine equity
Series C preferred stock, $0.001 par value, 8,500,000 shares authorized, 4,300,000 and 7,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	41,170,508	71,809,025

Stockholders’ deficit
Common stock, $0.0001 par value, 490,000,000 shares authorized, 40,622,274 and 12,455,252 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4,062	1,246
Additional paid-in capital	46,374,585	13,226,787
Accumulated deficit	(96,923,535)	(93,828,392)
Total stockholders’ deficit	(50,544,888)	(80,600,359)
Total liabilities, mezzanine equity and stockholders’ deficit	$660,498	$1,702,519

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative expenses	$623,155	$48,107	$1,690,225	$124,627
Professional fees	525,655	72,446	817,786	186,837
Total operating expenses	1,148,810	120,553	2,508,011	311,464
Operating loss	(1,148,810)	(120,553)	(2,508,011)	(311,464)

Other income (expenses)
Patent infringement income	13,096	-	13,096	-
Interest income	-	4	6	5
Change in fair value of earnout shares liability	12,633	-	1,051,915	-
Change in fair value of warrants liability	(581,842)	-	(347,647)	-
Loss on settlement of debt	(598,324)	-	(598,324)	-
Interest expense	(483,815)	(66,488)	(706,178)	(98,274)
Total other income (expense)	(1,638,252)	(66,484)	(587,132)	(98,269)
Income (loss) before income tax expense	(2,787,062)	(187,037)	(3,095,143)	(409,733)
Income tax expense	-	-	-	-
Net loss	$(2,787,062)	$(187,037)	$(3,095,143)	$(409,733)

Loss per share, class A common stock – basic and diluted	$(0.22)	$(0.03)	$(0.25)	$(0.09)
Weighted average number of shares of class A common stock – basic and diluted	12,782,943	5,546,278	12,629,994	4,540,691

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock ($0.0001 Par)		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2024	12,455,252	$1,246	$13,226,787	$(93,828,392)	$(80,600,359)
Shares issued for services	21,528	2	58,123	-	58,125
Net loss for the period	-	-	-	(308,081)	(308,081)
Balance, March 31, 2025	12,476,780	1,248	13,284,910	(94,136,473)	(80,850,315)
Shares issued for services	102,026	10	124,462	-	124,472
Shares issued for financing incentive	1,250,000	125	1,437,375	-	1,437,500
Shares issued for conversion of note payable	713,600	71	891,929	-	892,000
Shares issued for conversion of preferred series C shares	26,079,868	2,608	30,635,909	-	30,638,517
Net loss for the period	-	-	-	(2,787,062)	(2,787,062)
Balance, June 30, 2025	40,622,274	$4,062	$46,374,585	$(96,923,535)	$(50,544,888)

	Common Stock ($0.0001 Par)		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2023	3,500,000	$350	$2,697,132	$(3,662,806)	$(965,324)
Imputed interest discounts on related party notes	-	-	-	4,824	4,824
Shares issued for note extension with related party	1,400,000	140	34,860	-	35,000
Net loss for the period	-	-	-	(222,696)	(222,696)
Balance, March 31, 2024	4,900,000	490	2,731,992	(3,880,678)	(1,148,196)
Imputed interest discounts on related party notes	-	-	-	9,263	9,263
Shares issued for cash and financing incentive	1,000,000	100	24,900	-	25,000
Shares issued for services	245,000	25	6,100	-	6,125
Net loss for the period	-	-	-	(187,037)	(187,037)
Balance, June 30, 2024	6,145,000	$615	$2,762,992	$(4,058,452)	$(1,294,845)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income (loss)	$(3,095,143)	$(409,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	500,785	70,027
Shares issued for services	182,597	6,125
Change in fair value of warrant liability	347,647	-
Change in fair value of earnout shares liability	(1,051,915)	-
Loss on extinguishment of debt	598,324	-
Change in assets and liabilities:
Prepaid expenses	431,921	-
Other receivables	-	15,000
Accounts payable and accrued expenses	943,071	21,344
Accrued expenses - related party	-	(14,226)
Accrued interest payable - related party	27,376	28,247
Net cash used in operating activities	(1,115,337)	(283,216)

Cash flows from investing activities:
Purchase of property, plant and equipment	(7,500)	-
Net cash provided by investing activities	(7,500)	-

Cash flows from financing activities:
Proceeds from notes payable to related party	800,000	400,000
Repayment of notes payable to related party	(400,000)	(23,972)
Proceeds from convertible notes payable	500,000	-
Repayment of financing payable	(394,888)	-
Proceeds from sale of common stock	125	25,000
Net cash provided by financing activities	505,237	401,028
Net change in cash	(617,600)	117,812

Cash at beginning of period	735,814	106,809
Cash at end of period	$118,214	$224,621

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash information
Common shares issued as financing incentive	$1,437,500	$-
Common shares issued from conversion of preferred series C shares	$30,638,517	$-
Common shares issued from conversion of convertible notes payable	$892,000	$-
Renegotiated notes payable	$-	$453,750
Shares issued to related party applied directly against accumulated deficit	$-	$35,000
Discounts on notes payable applied directly against accumulated deficit	$-	$14,087

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Notes to Consolidated Financial Statements

June 30, 2025

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses since the Company does not have any revenue stream. On June 30, 2025, we had $118,214 in cash. Our net loss incurred for the six months ended June 30, 2025 was $3,095,143, which was a result of changes in fair value of derivative liabilities and a loss on settlement of debt. The working capital deficit was $9,381,880 on June 30, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Net (Loss) Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 39,131,821 and 26,534,773 dilutive shares of common stock derived from three convertible notes and the series C preferred stock as of June 30, 2025 and December 31, 2024, respectively.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share:

	For the Three Months Ended
Numerator	June 30, 2025	June 30, 2024
Net Income (Loss)	$(2,787,062)	$(187,037)
Amortization of Debt Discounts	-	-
Interest Expense	-	-
Change in Derivative Liabilities	-	-
Adjusted Net Income (Loss)	$(2,787,062)	$(187,037)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	12,782,943	5,546,278
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	12,782,943	5,546,278

Diluted Net Income (Loss) per Share	$(0.22)	$(0.03)

	For the Six Months Ended
Numerator	June 30, 2025	June 30, 2024
Net Income (Loss)	$(3,095,143)	$(409,733)
Amortization of Debt Discounts	-	-
Interest Expense	-	-
Change in Derivative Liabilities	-	-
Adjusted Net Income (Loss)	$(3,095,143)	$(409,733)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	12,629,994	4,540,691
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	12,629,994	4,540,691

Diluted Net Income (Loss) per Share	$(0.25)	$(0.09)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2025 and December 31, 2024. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the six months ended June 30, 2025 and 2024.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 17, 2023, the Company and Janbella Group, LLC (“Janbella”), which is controlled by Alessi, entered into a secured convertible promissory note for $412,500. The note included the $75,000 balance as of December 31, 2022, an additional $300,000, and an OID of $37,500. The note matures on January 17, 2024. The OID of $37,500 was recorded as a debt discount and was being amortized over the life of the original note ending on January 17, 2024. On August 31, 2023, the Company and Janbella entered into an Amended and Restated 12% Senior Secured Promissory Note for $453,750. This note was a modification of the $412,500 note dated January 17, 2023. The Company treated this as a modification of debt. All assets of the Company are collateral for the note. In the event of a Qualified Offering prior to the maturity date, at the option of Janbella, for every dollar received in a Qualified Offering, Janbella would receive $0.50, until the outstanding principal and interest are paid. Janbella is managed by Alessi. The note is convertible at a conversion price of $1.00. In the event of a merger or consolidation, the payment due to Janbella is 200% of the principal. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,747 of this discount. There was a one-time interest charge of 10%, or $41,250, which was recorded as original interest discount and is being amortized over the life of the original note ending on January 17, 2024. During the year ended December 31, 2023, the Company amortized $39,329 of this discount. As of December 31, 2023, there was a balance remaining of $1,921. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,921 of this discount. On March 29, 2024, the Company extended this note to June 7, 2024 and issued 1,400,000 shares of common stock to the JanBella. The stock was valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024. As of June 30, 2025 and December 31, 2024, the balance was $453,750 and $453,750, with accrued interest $101,186 and $73,810, respectively.

On August 31, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $27,273, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $18,157 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of June 30, 2025 and December 31, 2024, the balance on this note was $300,000.

On November 6, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $221,941. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $16,804, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $13,713 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of June 30, 2025 and December 31, 2024, the balance on this note was $221,941.

On February 28, 2024, the Company and Janbella entered into a verbal agreement for a $100,000 0% Senior Secured Promissory Note. On May 17, 2024, the Company and Janbella formalized the February 28, 2024 verbal agreement by entering into an 0% Senior Secured Promissory Note for $400,000 and JanBella funded an additional $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $14,087, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $14,087 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On December 24, 2024, the Company and Janbella entered into a verbal agreement for an additional $100,000 0% Senior Secured Promissory Note. On December 13, 2024 as part of the business combination, the Company paid $100,000 on this balance. As of June 30, 2025 and December 31, 2024, the balance on this note was $400,000 and $400,000, respectively.

On July 25, 2024, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of June 30, 2025 and December 31, 2024, the balance on this note was $35,000.

On March 14, 2025, the Company and Janbella entered into a verbal agreement for an additional $400,000 0% Senior Secured Promissory Note. Between March and April, 2025, the Company received $400,000 as part of this verbal agreement. On May 5, 2025, the Company paid $400,000 towards the balance of this note. During June, 2025, the Company received an additional $400,000 under the verbal agreement. As of June 30, 2025 and December 31, 2024, the balance on this note was $400,000 and $0, respectively.

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

NOTE 4 –CONVERTIBLE NOTES PAYABLE

On May 1, 2025, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 (the “Note”) to a lender. The Note bears interest of 15% and matures on April 30, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 90% (representing a discount of 10%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Note is not convertible below a floor price of $1.25 per share. As of June 30, 2025 and December 31, 2024, the balance on this note was $500,000 and $0 and accrued interest was $12,500 and $0.

Streeterville Capital, LLC Convertible Note

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

The SPA included customary representations, warranties and covenants by the Company and customary closing conditions. The SPA grants the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus, Corp. was required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, Corp., granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, Corp., including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), were required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party were subordinated to Investor, (ii) all security interests of any Capital Party were subordinate to Investor’s security interests, (iii) the Borrowers would not make any payments to any Capital Party, (iv) none of the Capital Parties would accelerate any subordinated debt or equity, (v) and no Capital Party would convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor had been fully paid and all financing agreements between the Investor and the Borrowers were terminated.

The Note matured 18 months following the date the purchase price is delivered to the Company (the “Purchase Price Date”), accrued interest of 10% per annum, was prepayable (after providing five trading days’ notice) at a 20% premium to the then-outstanding balance of the Note, and was convertible into Class A common stock (“Common Stock”) of the Company as described below. Within 30 days of the Purchase Price Date, the Company was obligated to file a registration statement on Form S-1 with the SEC registering a number of shares of Common Stock issuable upon conversion of the Note, and such registration statement was filed as described below.

The Note was convertible at the election of the Investor into shares of Common Stock at any time following the earlier of the effective date of the registration statement described above or one year following the Purchase Price Date, at a conversion price equal to 90% multiplied by the lowest daily volume-weighted average price during the five trading days preceding conversion, and provided that (i) the Investor may not convert the Note into shares of Common Stock to the extent that such conversion would result in the Investor’s beneficial ownership of Common Stock being in excess of 4.99% (or 9.99% if the Company’s market capitalization is less than $10 million), and provided that (ii) the Note is not convertible into a total cumulative number of shares of Common Stock in excess of the number of shares of Common Stock permitted by Nasdaq Listing Rule 5635 (the “Exchange Cap”). Pursuant to the terms of the Note, the Company was required to, within 120 days of the Purchase Price Date, seek shareholder approval of the Note and the issuance of shares of Common Stock, issuable upon conversion of the Note and pursuant to the Reinvestment Right, in excess of the Exchange Cap (the “Shareholder Approvals”). If such shareholder approval is not obtained within 120 days, the Company was required to continue to seek shareholder approval every three months thereafter until shareholder approval is obtained. Pursuant to the Subordination Agreement, each Capital Party was required to vote all of their shares of Company stock in favor of the Shareholder Approvals. Under the SPA, the Company was required to initially reserve 7,500,000 shares of its Common Stock for issuance to the Investor under the Note, and the Company was required to add additional shares to the reserve in increments of 100,000 shares when requested by the Investor if at the time of the request the number of shares being held in reserve is less than three times the number of shares of Common Stock equal to the outstanding balance under the Note divided by the applicable conversion price at that time.

On December 12, 2024, the Company amended the SPA (the “Amended SPA”) to revise the terms of the Note. Pursuant to the Amended SPA, the Note was not convertible below a floor price of $4.00/share, but if the closing bid price of the Company’s common stock is less than the floor price for ten consecutive trading days, the Company is required to begin making monthly payments under the Note on the date that is 90 days following the original funding date.

On or about December 13, 2024, the Company issued the Note to the Investor, the Note was funded on or about December 16, 2024, and the closing bid price of the Company’s common stock was subsequently less than the $4.00 floor price for more than ten consecutive trading days, which, under the terms of the Amended SPA, would have required the Company to begin making monthly payments under the Note, with those monthly payments commencing on March 16, 2025, and with those monthly payments being equal to 120% multiplied by the outstanding balance divided by the lesser of 6 or the number of months remaining until the Note’s maturity date.

On January 27, 2025, the Company and the Investor entered into an amendment to the Note providing that (i) the Company was not required to begin making monthly payments under the Note until May 16, 2025, (ii) the monthly payments will equal $485,000 plus all accrued but unpaid interest, multiplied by 120%, and (iii) the Company would pay to the Investor 50% of all proceeds received by the Company from any equity line of credit or similar arrangement within one trading day of receipt by the Company.

On April 28, 2025, the Company and the Investor entered into a second amendment to the Note (the “Second Amendment”) providing that (i) the 20% prepayment penalty under the Note was eliminated, but the outstanding balance of the Note was increased to $3,597,502 (i.e., the outstanding balance under the Note as of April 28, 2025, plus the prepayment penalty of 20% as of April 28, 2025), (ii) the Company would have the right on up to three occasions to extend the monthly payment start date for one month, with the outstanding balance automatically increasing by one percent for each extension, (iii) the monthly payments would equal $582,000 plus all accrued but unpaid interest, (iv) the floor price was reduced to $1.25, (v) the Investor’s beneficial ownership limitation was increased to 9.99%, (vi) the Company agreed to hold a stockholder meeting within 60 days to approve the issuances to the Investor under the Note and under an equity line of credit agreement with the Investor in excess of the Exchange Cap (as such term was defined in the Note), (vii) the Company agreed to sell the Investor 1,250,000 shares of common stock (the “Pre-Delivery Shares”) for $125, which Pre-Delivery Shares shall be used by the Investor only as pre-delivery shares under the Note and a future equity line of credit agreement between the Company and the Investor, (viii) the Company agreed to file a registration statement to register the Pre-Delivery Shares and other shares of common stock issuable to the Investor upon conversion of the Note, and (ix) the Investor provided its written consent to the Company entering into the Patent Monetization Agreement and Option Agreement described below.

A registration statement registering shares for resale by the Investor was filed by the Company with the SEC pursuant to the Company’s obligations under the Second Amendment to register Pre-Delivery Shares and other shares of common stock issuable to the Investor upon conversion of the Note (of which 1,250,000 Pre-Delivery Shares and 3,000,000 other conversion shares were registered for resale in that registration statement). That registration statement was declared effective by the SEC on May 23, 2025. On May 29, 2025, the Investor converted $767,000 of the Note into 613,600 shares of Company common stock. On June 11, 2025, the Investor converted $125,000 of the Note into 100,000 shares of Company common stock. On July 10, 2025, the Investor converted $162,500 of the Note into 130,000 shares of Company common stock. On July 16, 2025, the Investor converted $150,000 of the Note into 120,000 shares of Company common stock. On July 23, 2025, the Investor converted an aggregate of $2,545,500 of the Note into 2,036,400 shares of Company common stock, leaving a balance due to the Investor under the Note of approximately $11,312, which the Company paid on July 23, 2025, satisfying the note in full. On or about July 25, 2025, the Company repurchased the 1,250,000 Pre-Delivery Shares from the Investor for $125, and on or about August 6, 2025, the Pre-Delivery Shares were returned to the Company by the Investor and cancelled.

The Company recorded a debt discount of $290,000 in connection with this Note. During the year ended December 31, 2024, the Company amortized $9,543 as debt discount interest expense. As of December 31, 2024, the balance of the debt discount was $280,457. During the three months ended March 31, 2025, the Company amortized $124,058 as debt discount interest expense. As of March 31, 2025, the balance of the debt discount was $156,399. On April 28, 2025, the Company amortized the remaining balance of $156,399 as part of the note amendment. Per ASC 470, the Company evaluated the consideration given for the amendment to the note and determined that the note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company recognized a loss on extinguishment of debt of $598,324 in relation to this note amendment. On April 28, 2025, the Company issued 1,250,000 shares of common stock as financing incentive in connection with the amendment. These shares were valued at $1.15 per share for a total value of $1,437,500. Streeterville paid $125 for these shares and the Company recorded a debt discount on the amended note of $1,437,375. During the six months ended June 30, 2025, the Company amortized $220,328 as debt discount interest expense. As of June 30, 2025, the balance of the debt discount was $1,217,047. During the six months ended June 30, 2025, the Company issued 713,600 shares of common stock pursuant to conversion notices for $892,000 in principal and accrued interest. As of June 30, 2025 and December 31, 2024, the balance was $2,746,813 and $2,890,000 with accrued interest of $14,497 and $14,450, respectively.

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

As of June 30, 2025 and December 31, 2024, the balance was $325,000 and $325,000, respectively.

NOTE 5 – FINANCING PAYABLE

On December 16, 2024, the Company entered into a financing arrangement for an insurance policy. The Company financed $663,582 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $68,642 with the first payment being due on January 16, 2025. During the six months ended June 30, 2025, the company made six payments totaling $411,942, of which $394,888 was principal and $17,054 was interest. As of June 30, 2025 and December 31, 2024, the balance of this financing arrangement was $268,694 and $663,582, respectively

NOTE 6 – WARRANTS

As of June 30, 2025 and December 31, 2024, the Company has 12,000,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

The fair value of financial instruments on June 30, 2025 are summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$1,332,000
Derivative liabilities-private warrants	$-	$-	$965,700
Derivative liabilities-earnout shares	$-	$-	$872
Derivative liabilities-sponsor earnout shares	$-	$-	$297
Total	$-	$-	$2,298,869

Mezzanine Equity:
Series C preferred stock	$-	$-	$41,170,508

The fair value of financial instruments on December 31, 2024 are summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$1,020,000
Derivative liabilities-private warrants	$-	$-	$930,053
Derivative liabilities-earnout shares	$-	$-	$785,351
Derivative liabilities-sponsor earnout shares	$-	$-	$267,733
Total	$-	$-	$3,003,137

Mezzanine Equity:
Series C preferred stock	$-	$-	$71,809,025

The initial and subsequent fair values of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. For the six months ended June 30, 2025 and 2024, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of warrant liabilities of $347,647 and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$1.14	$3.00
Public warrant price	$0.1110	$0.085
Volatility	N/A	33.50%
Risk-free rate	3.76%	4.38%
Dividend yield	0.00%	0.00%

The initial fair value of the Company Earnout Shares and the fair value of the Sponsor Earnout Shares have been estimated using a Monte Carlo simulation model. For the six months ended June 30, 2025 and 2024, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $1,051,915 and $0, respectively, presented as change in fair value of derivative earnout shares and sponsor earnout shares liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Stock price	$1.14	$3.00
Volatility	26.70%	33.50%
Risk-free rate	3.76%	4.38%
Dividend yield	0.00%	0.00%

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

On June 30, 2025, the Company issued 26,079,868 shares of common stock for the conversion of 3,200,000 shares of preferred series C stock. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity. As of June 30, 2025 and December 31, 2024, there were 4,300,000 and 7,500,000 shares of series C preferred stock issued and outstanding, respectively.

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

Common Stock

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 40,622,274 and 12,455,252 shares of Class A common stock issued and outstanding, respectively.

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

On or about April 30, 2025, the Company issued 1,250,000 shares of Class A common stock to Streeterville Capital, LLC as a financing incentive in association with the note amendment entered into by the lender and the Company. These shares were valued as of the closing price of the Company’s common stock at $1.15 per share. Streeterville Capital, LLC paid $125 for these shares and the Company recognized $1,437,375 as a debt discount against the convertible note and will amortize the discount over the remaining life of the convertible note.

On or about April 30, 2025, the Company issued 15,690 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on April 28, 2025 at $1.22 per share. The Company recognized $76,567 in stock-based compensation expense.

On or about April 30, 2025, the Company issued 39,266 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on April 28, 2025 at $1.22 per share. The Company recognized $47,905 in stock-based compensation expense.

On May 27, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with four family trusts of the Company’s CEO, William Alessi, pursuant to which the trusts would exchange an aggregate of 3,200,000 shares of Series C Preferred Stock (800,000 shares held in the name of The WRA 2023 Irrevocable Trust, 800,000 shares held in the name of The Janet Alessi 2023 Irrevocable Trust, 800,000 shares held in the name of The Isabella Alessi 2023 Irrevocable Trust, and 800,000 shares held in the name of The Kim Alessi Richter Irrevocable Trust, all of which are deemed to be beneficially owned by Mr. Alessi as Mr. Alessi’s spouse is the trustee of each of the trusts) for an aggregate of 26,079,868 shares of Class A common stock (with each of the trusts being issued 6,519,967 shares of common stock). In the Exchange Agreement, each of the trusts agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 29, 2025, the trusts’ preferred shares were cancelled, and 26,079,868 shares of Class A common stock were issued to the trusts. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity.

On May 29, 2025, the Company issued 613,600 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $767,000 in principal and accrued interest.

On June 11, 2025, the Company issued 100,000 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $125,000 in principal and accrued interest.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were zero shares of Class B common stock issued and outstanding.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Revenue	$-	$-

Operating expenses
General and administrative expenses	623,155	48,107
Professional fees	525,655	72,446
Total operating expenses	1,148,810	120,553
Operating loss	(1,148,810)	(120,553)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	13,096	-
Interest income	-	4
Change in fair value of earnout shares liability	12,633	-
Change in fair value of warrants liability	(581,842)	-
Loss on settlement of debt	(598,324)	-
Interest expense	(483,815)	(66,488)
Total other income (expense)	(1,638,252)	(66,484)
Income (loss) before income tax expense	(2,787,062)	(187,037)
Income tax expense	-	-
Net income (loss)	$(2,787,062)	$(187,037)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Revenue	$-	$-

Operating expenses
General and administrative expenses	1,690,225	124,627
Professional fees	817,786	186,837
Total operating expenses	2,508,011	311,464
Operating loss	(2,508,011)	(311,464)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	13,096	-
Interest income	6	5
Change in fair value of earnout shares liability	1,051,915	-
Change in fair value of warrants liability	(347,647)	-
Loss on settlement of debt	(598,324)	-
Interest expense	(706,178)	(98,274)
Total other income (expense)	(587,132)	(98,269)
Income (loss) before income tax expense	(3,095,143)	(409,733)
Income tax expense	-	-
Net income (loss)	$(3,095,143)	$(409,733)

The Company’s had $7,500 and $0 in long-lived tangible assets as of June 30, 2025 and December 31, 2024, respectively.

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

On July 10, 2025, the Company and the Alessi 2023 Irrevocable Trust, which is controlled by Alessi, entered into a convertible promissory note in the aggregate principal amount of $2,142,857 (the “Note”). The Note bears interest of 8% and matures on April 30, 2026. The Note carries an original interest discount (“OID”) of $642,857. The Company received $1,500,000 in cash. The principal balance may be repaid at any time. The note’s conversion price shall mean $5.00.

On July 16, 2025, the Company issued 21,113 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements.

On July 16, 2025, the Company issued 52,832 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement.

On July 16, 2025, the Company issued 25,000 shares of Class A common stock to an individual for services rendered to the Company.

On July 16, 2025, the Company issued 1,000 shares of Class A common stock to a sales consultant for sales services rendered during the second quarter.

On July 17, 2025, the Company issued 138,000 shares of Class A common stock to the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust, a third-party lender to the Company, in partial settlement of the $500,000 promissory note owed to the lender.

On July 21, 2025, CashX and CashX, LLC (collectively “CashX”) entered into a new license agreement with the Company, pursuant to which Cash X granted the Company an exclusive, perpetual, and irrevocable license to use CashX’s mobile application, kiosk application, back office application and prepaid card to sell related products in the United States, the Company agreed to pay CashX $1,000 initially, and issue CashX $10,000,000 of the Company’s common stock (valued based on the closing of the Company’s common stock on July 21, 2025) upon the Company generating either (i) at least $1,000,000 in earnings before interest, taxes, and depreciation from the sale of licensed products resulting exclusively from CashX’s efforts, or (ii) at least $5,000,000 in gross revenues from the sale of the licensed products resulting exclusively from CashX’s efforts, and subject to the Company obtaining shareholder approval of such issuance (such that no more than 19.99% of the Company’s common stock shall be issuable to CashX prior to receipt of shareholder approval). Under the license agreement, the Company is also obligated to employ its best its best efforts to (i) secure general operating capital until the Company is cash flow positive, and (ii) spend a minimum of $500,000 up to a maximum of $2,000,000 over 24 months to use the licensed intellectual property to make, have made, use, offer to sell, sell, and import licensed products. As part of this investment, the Company shall make an initial investment of $250,000 payable to CashX structured as follows: (i) $50,000 payable upon the commercial release of the CashX mobile application, (ii) $100,000 payable upon certification of the “Deltrix” kiosk and confirmation that all associated services are functional and operating as intended, and (iii) $100,000 payable upon certification of the “Genmega” kiosk and confirmation that all associated services are functional and operating as intended. The remaining investment, up to the $2,000,000 maximum aggregate commitment, and satisfaction of the other material conditions agreed to by the parties, shall be considered satisfied upon the effectiveness of a registration statement covering an offering of Company common stock in an amount not less than $2,000,000.

During July 2025, the Company issued 2,286,400 shares of Class A common stock to Streeterville Capital, LLC pursuant to five conversion notices for $2,858,000 in principal and accrued interest on the Note entered into on December 13, 2024, as further described in Note 4. The remaining Note balance of $11,312 following the conversions was paid in cash to Streeterville Capital, LLC, fully satisfying the Note. On or about July 25, 2025, the Company repurchased the 1,250,000 Pre-Delivery Shares from Streeterville Capital, LLC for $125, and on or about August 6, 2025, the Pre-Delivery Shares were returned to the Company and cancelled.

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

Company Background

The Company was a blank check company known as “Insight Acquisition Corp.” On December 13, 2024, the Company completed a business combination with Alpha Modus, Corp., a Florida corporation. At closing of the business combination, the Company’s name was changed to “Alpha Modus Holdings, Inc.,” and the Company’s operations are now those of Alpha Modus, Corp.

Alpha Modus offers technology as a service, with the goal of revolutionizing the retail industry with smart technology. Its core technologies were previously deployed on IBM’s Bluemix platform and earned a Beacon Award by IBM 2016 for Best New Application on IBM Cloud from an Entrepreneur. Alpha Modus has been recognized by IBM Watson as a thought leader in technology. As technological innovation is at the core of the company, Alpha Modus has developed comprehensive end-to-end patented solutions for retailers and consumer brands to bring innovation to consumers and enhance their experience at the point of sale.

Vision & Mission

The Alpha Modus technology ecosystem aims to be the engine behind the most transformative retail and digital commerce experiences globally. Alpha Modus is focused on (i) empowering innovation through a scalable, IP-driven platform to deliver transformative retail and digital commerce experiences, (ii) combining technology, services and strategic partnerships to provide a comprehensive ecosystem to drive growth, and (iii) enabling IP-powered innovation across retail, digital engagement, and connected commerce, leveraging its diverse patent portfolio to unlock new opportunities.

Market Dynamics

There was approximately $62.35 billion U.S. retail media advertising spend in 2025, which is projected to surpass $97 billion in 2028 (eMarketer, Jan 29, 2025, https://www.emarketer.com/content/retail-media-forecast-report-update). Approximately $3.8 trillion in digitally influenced U.S. retail sales are expected in 2027, with 75% of in-store sales tied to digital engagement (Profitero+, June 17, 2025, https://www.profitero.com/blog/digitally-influenced-sales-phrase-that-unlocks-buyin-budget-for-ecommerce-leader). 53% of retailers deploy AI-powered signage, kiosks, & in-store targeting (NVIDIA, https://images.nvidia.com/aem-dam/Solutions/documents/retail-state-of-ai-report.pdf). Financial service kiosks for the underbanked are growing at approximately 16% CAGR (2025-2030) (Grand View Research, https://www.grandviewresearch.com/industry-analysis/bank-kiosk-market). AI personalization will influence approximately $1.3 trillion in retail spend by 2025 (Qualtrics, March 18, 2025 https://www.qualtrics.com/news/qualtrics-report-executives-are-hesitant-to-lead-in-ai-transformation-putting-up-to-1-3-trillion-at-risk/).

Ecosystem Overview

The Alpha Modus ecosystem is an intellectual property-driven environment that combines patented technologies, service infrastructure, and strategic partnerships to power scalable, defensible innovation across retail, digital engagement, and connected commerce. This ecosystem enables IP-powered innovation by integrating a robust patent portfolio with flexible licensing, a comprehensive service suite, and a growing partner network. Alpha Modus services are targeted to solution design, support and maintenance, installation and monitoring, call center support, data analytics, and strategy and planning to optimize AI retail applications. Alpha Modus’s software and technological solutions are focused on AI/machine learning, mobile applications, retail management, customer loyalty, and strategy and planning to enhance retail experiences. Alpha Modus’s hardware and infrastructure solutions are focused on tablets and displays, kiosks, and mobile devices as essential hardware components supporting AI retail technologies and customer engagement.

Competitive Advantage

Alpha Modus collaborates with retail technology and service providers to expand market reach and capabilities. The Company’s strategic alliances enable integration of diverse technologies and service offerings, and these partnerships enhance scalability and reduce friction in technology deployment.

Additionally, the Company’s robust intellectual property portfolio includes method patents across retail numerous retail use cases. Patents create defensible market positions and unlock ecosystem advantage. Alpha Modus’s technology ecosystem is designed to empower retail technologies into a unified scalable environment. Alpha Modus’ patent portfolio forms the backbone of its IP-driven ecosystem, covering core methods that power many of today’s AI applications in brick-and-mortar retail—such as smart kiosks, dynamic displays, targeted promotions, consumer analytics, and immersive in-store engagement.

Key AI-based focus areas of the Company’s technology include the following:

●	Real-Time Inventory Management – Alert sales associates, managers, distributors or brands immediately when inventory is low or out of stock. Help prevent lost sales and improves customer satisfaction by maintaining inventory control in brick-and-mortar and at the point of purchase.
●	Ads Based on Real-Time Customer Data – Serve customized ads or product information in real time based on customer demographic metadata such as age, gender, and emotions. Incorporate third party external data such as geo-location, weather, and events to tailor ads dynamically. Enhance customer engagement by providing relevant and timely information at the point of sale.
●	Customer Assistance Alerts (Shrinkage/Theft Prevention) – Real-time alerts to sales associates for customers needing assistance or suspicious activities at self-checkout, improving customer satisfaction and reducing loss through proactive theft prevention.
●	Smart Planograms – Using in-store data such as dwell time and foot traffic, AI determines optimal display layouts and product placements, improving store flow and increasing sales opportunities.
●	Driving Traffic into Brick-and-Mortar Retail – Stores and brands can leverage customer metadata such as search history, voice, age, gender, and location to send targeted ads for in-store purchases. This customization improves the shopper’s experience by delivering relevant promotions and product recommendations directly at the point of purchase.
●	AI-Generated Ads – Not all ads fit every customer, but brands can use customer data and images to generate targeted and customized ads at the point of purchase. This approach is targeted to enhance the customer experience and drive improved sales by showing the right message to the right audience at the right time.

Recent Developments

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

On July 21, 2025, CashX and CashX, LLC (collectively “CashX”) entered into a new license agreement with Alpha Modus, pursuant to which Cash X granted Alpha Modus an exclusive, perpetual, and irrevocable license to use CashX’s mobile application, kiosk application, back office application and prepaid card to sell related products in the United States, Alpha Modus agreed to pay CashX $1,000 initially, and issue CashX $10,000,000 of Alpha Modus’s common stock (valued based on the closing of the Company’s common stock on July 21, 2025) upon Alpha Modus generating either (i) at least $1,000,000 in earnings before interest, taxes, and depreciation from the sale of licensed products resulting exclusively from CashX’s efforts, or (ii) at least $5,000,000 in gross revenues from the sale of the licensed products resulting exclusively from CashX’s efforts, and subject to Alpha Modus obtaining shareholder approval of such issuance (such that no more than 19.99% of Alpha Modus’s common stock shall be issuable to CashX prior to receipt of shareholder approval). Under the license agreement, Alpha Modus is also obligated to employ its best its best efforts to (i) secure general operating capital until Alpha Modus is cash flow positive, and (ii) spend a minimum of $500,000 up to a maximum of $2,000,000 over 24 months to use the licensed intellectual property to make, have made, use, offer to sell, sell, and import licensed products. As part of this investment, Alpha Modus shall make an initial investment of $250,000 payable to CashX structured as follows: (i) $50,000 payable upon the commercial release of the CashX mobile application, (ii) $100,000 payable upon certification of the “Deltrix” kiosk and confirmation that all associated services are functional and operating as intended, and (iii) $100,000 payable upon certification of the “Genmega” kiosk and confirmation that all associated services are functional and operating as intended. The remaining investment, up to the $2,000,000 maximum aggregate commitment, and satisfaction of the other material conditions agreed to by the parties, shall be considered satisfied upon the effectiveness of a registration statement covering an offering of Alpha Modus common stock in an amount not less than $2,000,000.

Alpha Modus’s CashX strategic alliance is focused on providing services to the underbanked via kiosks placed in retail locations, as well as a mobile application. The Company is targeting a national deployment of kiosks and a mobile application to support underbanked populations. Services include check cashing, money transfer and bill payments. Additional offerings such as gift cards, event tickets, and mobile top ups are anticipated. Comprehensive setup, installation, maintenance, and ongoing support of kiosks is anticipated to ensure service reliability.

Alpha Modus’s strategic alliance with VSBLTY is focused on the use of data and AI in retail settings to enhance the customer experience. VSBLTY offerings include the following: VisionCaptor™ uses artificial intelligence and machine learning to deliver targeted display content at the point of purchase. DataCaptor™ leverages camera and sensor technology through AI tools, enabling real-time analytics and anonymous audience data based on who and what the camera sees. VSBLTY Metrics offers industry-leading measurement that can validate media impressions at the point of sale.

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

The SPA included customary representations, warranties and covenants by the Company and customary closing conditions. The SPA grants the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus, Corp. was required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, Corp., granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, Corp., including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), were required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party were subordinated to Investor, (ii) all security interests of any Capital Party were subordinate to Investor’s security interests, (iii) the Borrowers would not make any payments to any Capital Party, (iv) none of the Capital Parties would accelerate any subordinated debt or equity, (v) and no Capital Party would convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor had been fully paid and all financing agreements between the Investor and the Borrowers were terminated.

The Note matured 18 months following the date the purchase price is delivered to the Company (the “Purchase Price Date”), accrued interest of 10% per annum, was prepayable (after providing five trading days’ notice) at a 20% premium to the then-outstanding balance of the Note, and was convertible into Class A common stock (“Common Stock”) of the Company as described below. Within 30 days of the Purchase Price Date, the Company was obligated to file a registration statement on Form S-1 with the SEC registering a number of shares of Common Stock issuable upon conversion of the Note, and such registration statement was filed as described below.

The Note was convertible at the election of the Investor into shares of Common Stock at any time following the earlier of the effective date of the registration statement described above or one year following the Purchase Price Date, at a conversion price equal to 90% multiplied by the lowest daily volume-weighted average price during the five trading days preceding conversion, and provided that (i) the Investor may not convert the Note into shares of Common Stock to the extent that such conversion would result in the Investor’s beneficial ownership of Common Stock being in excess of 4.99% (or 9.99% if the Company’s market capitalization is less than $10 million), and provided that (ii) the Note is not convertible into a total cumulative number of shares of Common Stock in excess of the number of shares of Common Stock permitted by Nasdaq Listing Rule 5635 (the “Exchange Cap”). Pursuant to the terms of the Note, the Company was required to, within 120 days of the Purchase Price Date, seek shareholder approval of the Note and the issuance of shares of Common Stock, issuable upon conversion of the Note and pursuant to the Reinvestment Right, in excess of the Exchange Cap (the “Shareholder Approvals”). If such shareholder approval is not obtained within 120 days, the Company was required to continue to seek shareholder approval every three months thereafter until shareholder approval is obtained. Pursuant to the Subordination Agreement, each Capital Party was required to vote all of their shares of Company stock in favor of the Shareholder Approvals. Under the SPA, the Company was required to initially reserve 7,500,000 shares of its Common Stock for issuance to the Investor under the Note, and the Company was required to add additional shares to the reserve in increments of 100,000 shares when requested by the Investor if at the time of the request the number of shares being held in reserve is less than three times the number of shares of Common Stock equal to the outstanding balance under the Note divided by the applicable conversion price at that time.

On December 12, 2024, the Company amended the SPA (the “Amended SPA”) to revise the terms of the Note. Pursuant to the Amended SPA, the Note was not convertible below a floor price of $4.00/share, but if the closing bid price of the Company’s common stock is less than the floor price for ten consecutive trading days, the Company is required to begin making monthly payments under the Note on the date that is 90 days following the original funding date.

On or about December 13, 2024, the Company issued the Note to the Investor, the Note was funded on or about December 16, 2024, and the closing bid price of the Company’s common stock was subsequently less than the $4.00 floor price for more than ten consecutive trading days, which, under the terms of the Amended SPA, would have required the Company to begin making monthly payments under the Note, with those monthly payments commencing on March 16, 2025, and with those monthly payments being equal to 120% multiplied by the outstanding balance divided by the lesser of 6 or the number of months remaining until the Note’s maturity date.

On January 27, 2025, the Company and the Investor entered into an amendment to the Note providing that (i) the Company was not required to begin making monthly payments under the Note until May 16, 2025, (ii) the monthly payments will equal $485,000.00 plus all accrued but unpaid interest, multiplied by 120%, and (iii) the Company would pay to the Investor 50% of all proceeds received by the Company from any equity line of credit or similar arrangement within one trading day of receipt by the Company.

On April 28, 2025, the Company and the Investor entered into a second amendment to the Note (the “Second Amendment”) providing that (i) the 20% prepayment penalty under the Note was eliminated, but the outstanding balance of the Note was increased to $3,597,501.71 (i.e., the outstanding balance under the Note as of April 28, 2025, plus the prepayment penalty of 20% as of April 28, 2025), (ii) the Company would have the right on up to three occasions to extend the monthly payment start date for one month, with the outstanding balance automatically increasing by one percent for each extension, (iii) the monthly payments would equal $582,000 plus all accrued but unpaid interest, (iv) the floor price was reduced to $1.25, (v) the Investor’s beneficial ownership limitation was increased to 9.99%, (vi) the Company agreed to hold a stockholder meeting within 60 days to approve the issuances to the Investor under the Note and under an equity line of credit agreement with the Investor in excess of the Exchange Cap (as such term was defined in the Note), (vii) the Company agreed to sell the Investor 1,250,000 shares of common stock (the “Pre-Delivery Shares”) for $125, which Pre-Delivery Shares shall be used by the Investor only as pre-delivery shares under the Note and a future equity line of credit agreement between the Company and the Investor, (viii) the Company agreed to file a registration statement to register the Pre-Delivery Shares and other shares of common stock issuable to the Investor upon conversion of the Note, and (ix) the Investor provided its written consent to the Company entering into the Patent Monetization Agreement and Option Agreement described below.

A registration statement registering shares for resale by the Investor was filed by the Company with the SEC pursuant to the Company’s obligations under the Second Amendment to register Pre-Delivery Shares and other shares of common stock issuable to the Investor upon conversion of the Note (of which 1,250,000 Pre-Delivery Shares and 3,000,000 other conversion shares were registered for resale in that registration statement). That registration statement was declared effective by the SEC on May 23, 2025. On May 29, 2025, the Investor converted $767,000 of the Note into 613,600 shares of Company common stock. On June 11, 2025, the Investor converted $125,000 of the Note into 100,000 shares of Company common stock. On July 10, 2025, the Investor converted $162,500 of the Note into 130,000 shares of Company common stock. On July 16, 2025, the Investor converted $150,000 of the Note into 120,000 shares of Company common stock. On July 23, 2025, the Investor converted an aggregate of $2,545,500 of the Note into 2,036,400 shares of Company common stock, leaving a balance due to the Investor under the Note of approximately $11,312.28, which the Company paid on July 23, 2025, satisfying the note in full. On or about July 25, 2025, the Company repurchased the 1,250,000 Pre-Delivery Shares from the Investor for $125, and on or about August 6, 2025, the Pre-Delivery Shares were returned to the Company by the Investor and cancelled.

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

Other Recent Developments

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

On May 27, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with four family trusts of the Company’s CEO, William Alessi, pursuant to which the trusts would exchange an aggregate of 3,200,000 shares of Series C Preferred Stock (800,000 shares held in the name of The WRA 2023 Irrevocable Trust, 800,000 shares held in the name of The Janet Alessi 2023 Irrevocable Trust, 800,000 shares held in the name of The Isabella Alessi 2023 Irrevocable Trust, and 800,000 shares held in the name of The Kim Alessi Richter Irrevocable Trust, all of which are deemed to be beneficially owned by Mr. Alessi as Mr. Alessi’s spouse is the trustee of each of the trusts) for an aggregate of 26,079,868 shares of Class A common stock (with each of the trusts being issued 6,519,967 shares of common stock). In the Exchange Agreement, each of the trusts agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 29, 2025, the trusts’ preferred shares were cancelled, and 26,079,868 shares of common stock were issued to the trusts.

On July 15, 2025, the Company issued a promissory note to The Alessi 2023 Irrevocable Trust (the “Lender”), one of the family trusts of the Company’s CEO, William Alessi, in the original principal amount of $2,142,857.14, in consideration of $1,500,000 in funding received by the Company from the Lender on or about July 10, 2025. The note accrues interest at eight percent (8%) per annum, matures on April 30, 2026, and is convertible into shares of common stock of the Company at the election of the holder at a $5.00 per share conversion price.

As described above, as of July 23, 2025, the Note issued to Streeterville Capital, LLC had been fully satisfied.

Critical Accounting Policies and Estimates

Basis of Presentation

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

Results of Operations

For the Six Months ended June 30, 2025, compared to the Six Months ended June 30, 2024

Revenue

Alpha Modus had no revenue during the six months ended June 30, 2025 and 2024.

Operating Expenses

Alpha Modus had operating expenses of $2,508,011 for the six months ended June 30, 2025, compared to $311,464 for the six months ended June 30, 2024. The increase was primarily due to an increase in professional fees, insurance premiums, payroll expenses and investor relations expenses.

Other Income/Expenses

Alpha Modus had total other expense of $587,132 for the six months ended June 30, 2025, $706,178 of which was interest expense, $347,647 of which was a loss in change in fair value of warrants liability, $1,051,915 of which was a gain of change in fair value of earnout shares liability and $598,324 in loss on settlement of debt, as compared to total other expense of $98,269, $98,274 of which was interest expense during the six months ended June 30, 2024.

Net Loss

Alpha Modus had a net loss of $3,095,143 for the six months ended June 30, 2025, compared to a net loss of $409,733 for the six months ended June 30, 2024. The increase in net loss during the six months ended June 30, 2025, as compared to the net loss during the six months ended June 30, 2024, was primarily due to the gain in change in fair value of earnout shares of $1,051,915, the loss in change in fair value of warrants liability of $347,647 and the loss on settlement of debt of $598,324 during the six months ended June 30, 2025, described above.

For the Three Months ended June 30, 2025, compared to the Three Months ended June 30, 2024

Revenue

Alpha Modus had no revenue during the three months ended June 30, 2025 and 2024.

Operating Expenses

Alpha Modus had operating expenses of $1,148,810 for the three months ended June 30, 2025, compared to $120,553 for the three months ended June 30, 2024. The increase was primarily due to an increase in professional fees, insurance premiums, payroll expenses and investor relations expenses.

Other Income/Expenses

Alpha Modus had total other expense of $1,638,252 for the three months ended June 30, 2025, $483,815 of which was interest expense, $581,842 of which was a loss in change in fair value of warrants liability, $12,633 of which was a gain of change in fair value of earnout shares liability and $598,324 of which was a loss on settlement of debt, as compared to total other expense of $66,484, $66,488 of which was interest expense during the three months ended June 30, 2024.

Net Loss

Alpha Modus had a net loss of $2,787,062 for the three months ended June 30, 2025, compared to a net loss of $187,037 for the three months ended June 30, 2024. The increase in net loss during the three months ended June 30, 2025, as compared to the net loss during the three months ended June 30, 2024, was primarily due to the gain in change in fair value of earnout shares of $12,633, the loss in change in fair value of warrants liability of $581,842 and the loss on settlement of debt of $598,324 during the three months ended June 30, 2025, described above.

Liquidity and Capital Resources

As of June 30, 2025, Alpha Modus had cash of $118,214. We do not have sufficient resources to effectuate our business. We expect to incur significant expenses during the next twelve months of operations, including as a result of becoming a public company. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we believe we will need to raise a minimum of an additional $2,500,000. These factors, along with the lack of current Company revenues, raise substantial doubts about Alpha Modus’ ability to continue as a going concern.

Net cash used in operating activities was $1,115,337 for the six months ended June 30, 2025, compared to $283,216 for the six months ended June 30, 2024.

We had net cash used in investing activities for the six months ended June 30, 2025, of $7,500, compared to $0 for the six months ended June 30, 2024.

We had net cash provided by financing activities for the six months ended June 30, 2025, of $505,237, compared to $401,028 for the six months ended June 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to remediate the identified material weakness by implementing a more timely reporting schedule and incorporating additional reviews of the financial statement support for future quarters.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 15, 2025, and our registration statement on Form S-1 filed with the SEC on May 9, 2025 (as subsequently amended). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During the three months ended June 30, 2025, the Company issued the following unregistered securities:

On or about April 30, 2025, the Company issued 15,690 shares of Class A common stock to each of the four non-employee directors of the Company in consideration of the directors’ $25,000 quarterly fee pursuant to their director agreements, based on the 10-day average closing price of the Company’s common stock as of the end of the first quarter, or approximately $1.59 per share.

On or about April 30, 2025, the Company issued 39,266 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement, based on the 10-day average closing price of the Company’s common stock as of the end of the first quarter, or approximately $1.59 per share.

On or about April 30, 2025, the Company issued the 1,250,000 Pre-Delivery Shares to Streeterville Capital, LLC pursuant to the Second Amendment to the Note as described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

On May 27, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with four family trusts of the Company’s CEO, William Alessi, pursuant to which the trusts would exchange an aggregate of 3,200,000 shares of Series C Preferred Stock (800,000 shares held in the name of The WRA 2023 Irrevocable Trust, 800,000 shares held in the name of The Janet Alessi 2023 Irrevocable Trust, 800,000 shares held in the name of The Isabella Alessi 2023 Irrevocable Trust, and 800,000 shares held in the name of The Kim Alessi Richter Irrevocable Trust, all of which are deemed to be beneficially owned by Mr. Alessi as Mr. Alessi’s spouse is the trustee of each of the trusts) for an aggregate of 26,079,868 shares of Class A common stock (with each of the trusts being issued 6,519,967 shares of common stock). In the Exchange Agreement, each of the trusts agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 29, 2025, the trusts’ preferred shares were cancelled, and 26,079,868 shares of Class A common stock were issued to the trusts. The Company issued the shares to the trusts pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) of the Securities Act, as the shares of common stock were issued in exchange for shares of preferred stock of the Company, and there was no renumeration for the solicitation of the exchange.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as set forth below:

On or about March 10, 2025, each of the entities whose shares of Company securities are beneficially owned by Company CEO and director, William Alessi, entered into a written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), with sale of Company common stock occurring as follows: sales will only occur on a trading day when the daily volume of the Company’s common stock as reported on Bloomberg has exceeded at least 750,000 shares, sales will only occur at a price 10% higher than the closing price on the prior trading day, sales on a given day will not constitute more than 10% of the trading volume that day, and sales will not occur at a price per share less than $4.00 per share. The plans will terminate on March 9, 2026, unless terminated earlier pursuant to the provisions of the plans. The number of shares of common stock that may be sold under each plan is as follows: Janbella Group, LLC – 934,616 shares; The Alessi 2023 Irrevocable Trust – 139,784 shares; The Alessi Revocable Trust – 610,216 shares; The Isabella Alessi 2023 Irrevocable Trust – 200,000 shares; The Janet Alessi 2023 Irrevocable Trust – 200,000 shares; The Kim Alessi Richter 2023 Irrevocable Trust – 200,000 shares; and The WRA 2023 Irrevocable Trust – 200,000 shares. On April 30, 2025, each of The Alessi Revocable Trust, The Isabella Alessi 2023 Irrevocable Trust, The Janet Alessi 2023 Irrevocable Trust, The Kim Alessi Richter 2023 Irrevocable Trust, and The WRA 2023 Irrevocable Trust determined to terminate their 10b5 plans, but on July 10, 2025, each of the trusts determined to reinstate their 10b5 plans. No shares have been sold under any of the plans.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated By Reference
Exhibit No.	Description	Form	Exhibit	Filing Date
2.1#	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	10/17/2023
2.2#	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	12/19/2024
3.2	Amended and Restated Bylaws	8-K	3.2	12/19/2024
10.1	Securities Purchase Agreement, dated October 23, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	10/23/2024
10.2	Amendment to Securities Purchase Agreement, dated December 12, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	12/12/2024
10.3	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust	8-K	10.2	10/17/2023
10.4	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.	8-K	10.5	10/17/2023
10.5	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties	8-K	10.4	10/17/2023
10.6	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC	8-K	10.3	10/17/2023
10.7	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC	8-K	10.1	10/17/2023
10.8	Promissory Note issued by Alpha Modus Holdings, Inc. to Loeb & Loeb LLP	8-K	10.8	12/19/2024
10.9++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and William Alessi	8-K	10.9	12/19/2024
10.10++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Rodney Sperry	8-K	10.10	12/19/2024
10.11++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Chris Chumas	8-K	10.11	12/19/2024

10.12	Subscription Agreement, dated August 30, 2023, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.10	10/25/2023
10.13	Amendment to Subscription Agreement, dated May 15, 2024, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.15	6/6/2024
10.14	Subscription Agreement, dated April 26, 2024, and accepted by Alpha Modus, Corp. on May 16, 2024, by and among Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	S-4/A	10.15	7/3/2024
10.15	Extension Agreement, dated March 29, 2024, by and among Alpha Modus, Corp. and Janbella Group, LLC	S-4/A	10.16	7/3/2024
10.16	Intellectual Property License Agreement, dated January 8, 2024, by and among Alpha Modus, Corp. and GZ6G Technologies Corp	S-4/A	10.17	7/31/2024
10.16	Intellectual Property License Agreement, dated April 10, 2024, by and among Alpha Modus, Corp., Xalles Holdings Inc., and CashXAI Inc.	S-4/A	10.18	7/31/2024
10.17	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer	8-K	10.1	6/24/2024
10.18	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.	8-K	1.2	6/24/2024
10.19	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.	8-K	1.1	6/24/2024
10.20	Patent Monetization Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Alpha Modus Ventures, LLC	8-K	10.1	5/2/2025
10.21	Option Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Janbella Group, LLC, and Chris Chumas	8-K	10.2	5/2/2025
10.22	Amendment #2 to Secured Convertible Promissory Note, dated April 28, 2025, by and between Alpha Modus Holdings, Inc. and Streeterville Capital, LLC	8-K	10.3	5/2/2025
10.23	Exchange Agreement, dated May 27, 2025, by and between Alpha Modus Holdings, Inc., and The WRA 2023 Irrevocable Trust, The Janet Alessi 2023 Irrevocable Trust, The Isabella Alessi 2023 Irrevocable Trust, and The Kim Alessi Richter Irrevocable Trust	8-K	10.1	5/30/2025
10.24++	Amended Employment Agreement, dated July 1, 2025, by and between Alpha Modus Holdings, Inc., and Rodney Sperry	8-K	10.1	7/15/2025
10.25	Promissory Note Due April 30, 2026, issued by Alpha Modus Holdings, Inc. to The Alessi 2023 Irrevocable Trust, dated July 10, 2025	8-K	10.1	7/17/2025
10.26	Intellectual Property License Agreement, dated July 21, 2025, by and between Alpha Modus Holdings, Inc., CashXAI, Inc., and CashX, LLC	8-K	10.1	7/23/2025
21.1	List of Subsidiaries	8-K	21.1	12/19/2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Taxonomy Extension Schema Document.
101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).
104*	Inline XBRL Taxonomy Extension Schema Document.

++	Indicates a management or compensatory plan.
*	Filed or furnished herewith.
#	Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 11, 2025	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ William Alessi
	Name:	William Alessi
	Title:	Chief Executive Officer (Principal executive officer)

Dated: August 11, 2025	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ Rodney Sperry
	Name:	Rodney Sperry
	Title:	Chief Financial Officer (Principal financial and accounting officer)

