Form 10-Q
period 2025-09-30
ALPHA MODUS HOLDINGS, INC.
filed 2025-11-14
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, 41,959,958 shares of Class A common stock, par value $0.0001 per share (“common stock”), were issued and outstanding.

ALPHA MODUS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALPHA MODUS HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$75,705	$735,814
Prepaid expenses	186,936	841,637
Employee advance	7,500	-
Franchise tax receivable	125,068	125,068
Total current assets	395,209	1,702,519

Property, plant and equipment, net	8,050	-
Total assets	$403,259	$1,702,519

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$408,286	$16,487
Accrued liabilities	32,428	37,252
Accrued interest payable to related party	67,520	79,859
Excise tax payable	2,348,302	2,348,302
Financing payable	67,196	663,582
Convertible notes payable, net of discount	325,000	-
Convertible notes payable - related party, net of discount	4,934,680	35,000
Note payable - related party, net of discount	-	1,375,691
Earnout shares and sponsor earnout shares liability	590	1,053,084
Warrant liability	2,617,683	1,950,053
Total current liabilities	10,801,685	7,559,310

Convertible notes payable, net of discount, non-current	-	2,934,543
Total liabilities	10,801,685	10,493,853

Commitments and contingencies

Mezzanine equity
Series C preferred stock, $0.001 par value, 8,500,000 shares authorized, 4,300,000 and 7,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	41,170,508	71,809,025

Stockholders’ deficit
Common stock, $0.0001 par value, 490,000,000 shares authorized, 41,959,958 and 12,455,252 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4,196	1,246
Additional paid-in capital	49,610,004	13,226,787
Accumulated deficit	(101,183,134)	(93,828,392)
Total stockholders’ deficit	(51,568,934)	(80,600,359)
Total liabilities, mezzanine equity and stockholders’ deficit	$403,259	$1,702,519

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses
General and administrative expenses	$684,895	$161,331	$2,375,120	$285,958
Professional fees	532,963	124,800	1,350,749	311,637
Total operating expenses	1,217,858	286,131	3,725,869	597,595
Operating loss	(1,217,858)	(286,131)	(3,725,869)	(597,595)

Other income (expenses)
Patent infringement income	95,000	-	108,096	-
Interest income	-	3	6	8
Change in fair value of earnout shares liability	579	-	1,052,494	-
Change in fair value of warrants liability	(319,983)	-	(667,630)	-
Loss on settlement of debt	-	-	(598,324)	-
Interest expense	(2,817,337)	(29,618)	(3,523,515)	(127,892)
Total other income (expense)	(3,041,741)	(29,615)	(3,628,873)	(127,884)
Income (loss) before income tax expense	(4,259,599)	(315,746)	(7,354,742)	(725,479)
Income tax expense	-	-	-	-
Net loss	$(4,259,599)	$(315,746)	$(7,354,742)	$(725,479)

Loss per share, class A common stock – basic and diluted	$(0.10)	$(0.05)	$(0.33)	$(0.14)
Weighted average number of shares of class A common stock – basic and diluted	41,374,873	6,145,000	22,316,913	5,075,566

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock ($0.0001 Par)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	12,455,252	$1,246	$13,226,787	$(93,828,392)	$(80,600,359)
Shares issued for services	21,528	2	58,123	-	58,125
Net loss for the period	-	-	-	(308,081)	(308,081)
Balance, March 31, 2025	12,476,780	1,248	13,284,910	(94,136,473)	(80,850,315)
Shares issued for services	102,026	10	124,462	-	124,472
Shares issued for financing incentive	1,250,000	125	1,437,375	-	1,437,500
Shares issued for conversion of note payable	713,600	71	891,929	-	892,000
Shares issued for conversion of preferred series C shares	26,079,868	2,608	30,635,909	-	30,638,517
Net loss for the period	-	-	-	(2,787,062)	(2,787,062)
Balance, June 30, 2025	40,622,274	4,062	46,374,585	(96,923,535)	(50,544,888)
Shares issued for services	301,284	30	377,648	-	377,678
Shares issued for conversion of note payable	2,286,400	229	2,857,771	-	2,858,000
Shares repurchased and cancelled	(1,250,000)	(125)	-	-	(125)
Net loss for the period	-	-	-	(4,259,599)	(4,259,599)
Balance, September 30, 2025	41,959,958	$4,196	$49,610,004	$(101,183,134)	$(51,568,934)

	Common Stock ($0.0001 Par)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	3,500,000	$350	$2,697,132	$(3,662,806)	$(965,324)
Imputed interest discounts on related party notes	-	-	-	4,824	4,824
Shares issued for note extension with related party	1,400,000	140	34,860	-	35,000
Net loss for the period	-	-	-	(222,696)	(222,696)
Balance, March 31, 2024	4,900,000	490	2,731,992	(3,880,678)	(1,148,196)
Imputed interest discounts on related party notes	-	-	-	9,263	9,263
Shares issued for cash and financing incentive	1,000,000	100	24,900	-	25,000
Shares issued for services	245,000	25	6,100	-	6,125
Net loss for the period	-	-	-	(187,037)	(187,037)
Balance, June 30, 2024	6,145,000	615	2,762,992	(4,058,452)	(1,294,845)
Net loss for the period	-	-	-	(315,746)	(315,746)
Balance, September 30, 2024	6,145,000	$615	$2,762,992	$(4,374,198)	$(1,610,591)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(7,354,742)	$(725,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,870,474	84,625
Shares issued for services	544,233	6,125
Change in fair value of warrant liability	667,630	-
Change in fair value of earnout shares liability	(1,052,494)	-
Default penalties and interest on notes payable	1,276,447	-
Loss on extinguishment of debt	598,324	-
Change in assets and liabilities:
Prepaid expenses	654,701	-
Employee advance	(7,500)	15,000
Accounts payable and accrued expenses	705,963	48,862
Accrued expenses - related party	-	(14,226)
Accrued interest payable - related party	41,291	43,267
Net cash used in operating activities	(2,055,673)	(541,826)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,050)	-
Net cash provided by investing activities	(8,050)	-

Cash flows from financing activities:
Proceeds from notes payable to related party	2,800,000	500,000
Repayment of notes payable to related party	(800,000)	(23,972)
Proceeds from convertible notes payable	500,000	-
Repayment of convertible notes payable	(500,000)	-
Repayment of financing payable	(596,386)	-
Proceeds from sale of common stock	-	25,000
Net cash provided by financing activities	1,403,614	501,028
Net change in cash	(660,109)	(40,798)

Cash at beginning of period	735,814	106,809
Cash at end of period	$75,705	$66,011

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash information
Common shares issued as financing incentive	$1,437,375	$-
Common shares issued from conversion of preferred series C shares	$30,638,517	$-
Common shares issued from conversion of convertible notes payable	$3,750,000	$-
Renegotiated notes payable	$-	$453,750
Shares issued to related party applied directly against accumulated deficit	$-	$35,000
Discounts on notes payable applied directly against accumulated deficit	$-	$14,087

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Notes to Consolidated Financial Statements

September 30, 2025

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses since the Company does not have any revenue stream. On September 30, 2025, we had $75,705 in cash. Our net loss incurred for the nine months ended September 30, 2025 was $7,354,742, which was a result of changes in fair value of derivative liabilities and a loss on settlement of debt. The working capital deficit was $10,406,476 on September 30, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Net (Loss) Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 41,003,800 and 26,534,773 dilutive shares of common stock derived from three convertible notes and the series C preferred stock as of September 30, 2025 and December 31, 2024, respectively.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share:

	For the Three Months Ended
Numerator	September 30, 2025	September 30, 2024
Net Income (Loss)	$(4,259,599)	$(315,746)
Change in Derivative Liabilities	-	-
Adjusted Net Income (Loss)	$(4,259,599)	$(315,746)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	41,374,873	6,145,000
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	41,374,873	6,145,000

Diluted Net Income (Loss) per Share	$(0.10)	$(0.05)

	For the Nine Months Ended
Numerator	September 30, 2025	September 30, 2024
Net Income (Loss)	$(7,354,742)	$(725,479)
Change in Derivative Liabilities	-	-
Adjusted Net Income (Loss)	$(7,354,742)	$(725,479)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	22,316,913	5,075,566
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	22,316,913	5,075,566

Diluted Net Income (Loss) per Share	$(0.33)	$(0.14)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of September 30, 2025 and December 31, 2024. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the nine months ended September 30, 2025 and 2024.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 17, 2023, the Company and Janbella Group, LLC (“Janbella”), which is controlled by Alessi, entered into a secured convertible promissory note for $412,500. The note included the $75,000 balance as of December 31, 2022, an additional $300,000, and an OID of $37,500. The note matures on January 17, 2024. The OID of $37,500 was recorded as a debt discount and was being amortized over the life of the original note ending on January 17, 2024. On August 31, 2023, the Company and Janbella entered into an Amended and Restated 12% Senior Secured Promissory Note for $453,750. This note was a modification of the $412,500 note dated January 17, 2023. The Company treated this as a modification of debt. All assets of the Company are collateral for the note. In the event of a Qualified Offering prior to the maturity date, at the option of Janbella, for every dollar received in a Qualified Offering, Janbella would receive $0.50, until the outstanding principal and interest are paid. Janbella is managed by Alessi. The note is convertible at a conversion price of $1.00. In the event of a merger or consolidation, the payment due to Janbella is 200% of the principal. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,747 of this discount. There was a one-time interest charge of 10%, or $41,250, which was recorded as original interest discount and is being amortized over the life of the original note ending on January 17, 2024. During the year ended December 31, 2023, the Company amortized $39,329 of this discount. As of December 31, 2023, there was a balance remaining of $1,921. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,921 of this discount. On March 29, 2024, the Company extended this note to June 7, 2024 and issued 1,400,000 shares of common stock to the JanBella. The stock was valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024. As of September 30, 2025 and December 31, 2024, the balance was $453,750 and $453,750, with accrued interest $115,101 and $73,810, respectively.

On August 31, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $27,273, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $18,157 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of September 30, 2025 and December 31, 2024, the balance on this note was $300,000.

On November 6, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $221,941. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $16,804, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $13,713 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. As of September 30, 2025 and December 31, 2024, the balance on this note was $221,941.

On February 28, 2024, the Company and Janbella entered into a verbal agreement for a $100,000 0% Senior Secured Promissory Note. On May 17, 2024, the Company and Janbella formalized the February 28, 2024 verbal agreement by entering into an 0% Senior Secured Promissory Note for $400,000 and JanBella funded an additional $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $14,087, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $14,087 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On December 24, 2024, the Company and Janbella entered into a verbal agreement for an additional $100,000 0% Senior Secured Promissory Note. On December 13, 2024 as part of the business combination, the Company paid $100,000 on this balance. As of September 30, 2025 and December 31, 2024, the balance on this note was $400,000 and $400,000, respectively.

On March 14, 2025, the Company and Janbella entered into a verbal agreement for an additional $400,000 0% Senior Secured Promissory Note. Between March and April, 2025, the Company received $400,000 as part of this verbal agreement. On May 5, 2025, the Company paid $400,000 towards the balance of this note. During June, 2025, the Company received an additional $400,000 under the verbal agreement. On July 11, 2025, the Company repaid the additional $400,000. As of September 30, 2025 and December 31, 2024, the balance on this note was $0 and $0, respectively.

On August 18, 2025, the Company renegotiated the notes with JanBella. All notes were in default. In the new agreement, JanBella elected to retain the default penalties and interest on the notes and elected to forgive the default status and extend the notes to February 1, 2026. The adjusted balance of the notes with the default penalties and interest is $2,747,038. The Company recognized interest expense of $1,276,447 for the default penalties and interest on the notes. The interest rate on all notes was set at 8.00% and the notes became convertible at a fixed price of $1.10.

On July 25, 2024, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of September 30, 2025 and December 31, 2024, the balance on this note was $35,000.

On July 10, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an Promissory Note for $2,142,857. The note matures on April 30, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $642,857. This discount is being amortized over the life of the original note ending on April 30, 2026. This note is convertible at a fixed price of $5.00. During the nine months ended September 30, 2025, the Company amortized $144,423 of this discount. As of September 30, 2025 and December 31, 2024, the balance was $2,142,857 and $0, with accrued interest $39,048 and $0, respectively.

On September 16, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an Promissory Note for $714,286. The note matures on September 15, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $214,286. This discount is being amortized over the life of the original note ending on September 15, 2026. This note is convertible at a fixed price of $5.00. During the nine months ended September 30, 2025, the Company amortized $8,219 of this discount. As of September 30, 2025 and December 31, 2024, the balance was $714,286 and $0, with accrued interest $2,222 and $0, respectively.

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

NOTE 4 –CONVERTIBLE NOTES PAYABLE

On May 1, 2025, the Company issued a convertible promissory note in the aggregate principal amount of $500,000 (the “Note”) to a lender. The Note bears interest of 15% and matures on April 30, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 90% (representing a discount of 10%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Note is not convertible below a floor price of $1.25 per share. On July 17, 2025, the Company elected to pay $500,000 towards this note. The Company also issued 138,000 shares of common stock to the noteholder for $16,042 in accrued interest and consulting services by the noteholder valued at $178,020. As of September 30, 2025 and December 31, 2024, the balance on this note was $0 and $0 and accrued interest was $0 and $0.

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

The Company recorded a debt discount of $290,000 in connection with this Note. During the year ended December 31, 2024, the Company amortized $9,543 as debt discount interest expense. As of December 31, 2024, the balance of the debt discount was $280,457. During the three months ended March 31, 2025, the Company amortized $124,058 as debt discount interest expense. As of March 31, 2025, the balance of the debt discount was $156,399. On April 28, 2025, the Company amortized the remaining balance of $156,399 as part of the note amendment. Per ASC 470, the Company evaluated the consideration given for the amendment to the note and determined that the note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company recognized a loss on extinguishment of debt of $598,324 in relation to this note amendment. On April 28, 2025, the Company issued 1,250,000 shares of common stock as financing incentive in connection with the amendment. These shares were valued at $1.15 per share for a total value of $1,437,500. Streeterville paid $125 for these shares and the Company recorded a debt discount on the amended note of $1,437,375. During the nine months ended September 30, 2025, the Company fully amortized $1,437,375 of the debt discount as debt discount interest expense because the note was paid in full. As of September 30, 2025, the balance of the debt discount was $0. During the nine months ended September 30, 2025, the Company issued 3,000,000 shares of common stock pursuant to conversion notices for $3,750,000 in principal and accrued interest. During July 2025, the Company’s legal counsel paid the remaining balance of $11,312 towards the note and then billed the Company for this amount, which is included in accounts payable. As of September 30, 2025 and December 31, 2024, the balance was $0 and $2,890,000 with accrued interest of $0 and $14,450, respectively.

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

As of September 30, 2025 and December 31, 2024, the balance was $325,000 and $325,000, respectively.

NOTE 5 – FINANCING PAYABLE

On December 16, 2024, the Company entered into a financing arrangement for an insurance policy. The Company financed $663,582 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $68,642 with the first payment being due on January 16, 2025. During the nine months ended September 30, 2025, the company made nine payments totaling $617,913, of which $596,386 was principal and $21,527 was interest. As of September 30, 2025 and December 31, 2024, the balance of this financing arrangement was $67,196 and $663,582, respectively

NOTE 6 – WARRANTS

As of September 30, 2025 and December 31, 2024, the Company has 12,000,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

The fair value of financial instruments on September 30, 2025 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$942,000
Derivative liabilities-private warrants	$-	$-	$1,675,683
Derivative liabilities-earnout shares	$-	$-	$440
Derivative liabilities-sponsor earnout shares	$-	$-	$150
Total	$-	$-	$2,618,273

Mezzanine Equity:
Series C preferred stock	$-	$-	$41,170,508

The fair value of financial instruments on December 31, 2024 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$1,020,000
Derivative liabilities-private warrants	$-	$-	$930,053
Derivative liabilities-earnout shares	$-	$-	$785,351
Derivative liabilities-sponsor earnout shares	$-	$-	$267,733
Total	$-	$-	$3,003,137

Mezzanine Equity:
Series C preferred stock	$-	$-	$71,809,025

The initial and subsequent fair values of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. For the nine months ended September 30, 2025 and 2024, the Company recognized a loss in the statement of operations resulting from an increase in the fair value of warrant liabilities of $667,630 and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Exercise price	$11.50	$11.50
Stock price	$1.19	$3.00
Public warrant price	$0.0785	$0.085
Volatility	78.20%	33.50%
Risk-free rate	3.69%	4.38%
Dividend yield	0.00%	0.00%

The initial fair value of the Company Earnout Shares and the fair value of the Sponsor Earnout Shares have been estimated using a Monte Carlo simulation model. For the nine months ended September 30, 2025 and 2024, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of liabilities of approximately $1,052,494 and $0, respectively, presented as change in fair value of derivative earnout shares and sponsor earnout shares liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Stock price	$1.19	$3.00
Volatility	25.40%	33.50%
Risk-free rate	3.92%	4.38%
Dividend yield	0.00%	0.00%

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

On June 30, 2025, the Company issued 26,079,868 shares of common stock for the conversion of 3,200,000 shares of preferred series C stock. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity. As of September 30, 2025 and December 31, 2024, there were 4,300,000 and 7,500,000 shares of series C preferred stock issued and outstanding, respectively.

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

Common Stock

Class A Common Stock -The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 41,959,958 and 12,455,252 shares of Class A common stock issued and outstanding, respectively.

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

On or about April 30, 2025, the Company issued 1,250,000 shares of Class A common stock to Streeterville Capital, LLC as a financing incentive in association with the note amendment entered into by the lender and the Company. These shares were valued as of the closing price of the Company’s common stock at $1.15 per share. Streeterville Capital, LLC paid $125 for these shares and the Company recognized $1,437,375 as a debt discount against the convertible note and will amortize the discount over the remaining life of the convertible note. On August 5, 2025, these shares were repurchased by the Company for $125 and immediately cancelled.

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

On July 1, 2025, the Company issued 21,113 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on July 1, 2025 at $1.16 per share. The Company recognized $97,964 in stock-based compensation expense.

On July 10, 2025, the Company issued 130,000 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $162,500 in principal and accrued interest.

On July 16, 2025, the Company issued 120,000 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $150,000 in principal and accrued interest.

On July 17, 2025, the Company issued 52,832 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on July 17, 2025 at $1.29 per share. The Company recognized $68,153 in stock-based compensation expense.

On July 17, 2025, the Company issued 26,000 shares of Class A common stock to two individuals for services rendered to the Company. These shares were valued of the closing price of the Company’s common stock on July 17, 2025 at $1.29 per share. The Company recognized $33,540 in stock-based compensation expense.

On July 17, 2025, the Company issued 138,000 shares of Class A common stock to a noteholder for $16,042 in accrued interest and consulting services rendered by the noteholder valued at $178,020. These shares were valued as of the closing price of the Company’s common stock on July 17, 2025 at $1.29 per share.

On July 23, 2025, the Company issued 2,036,400 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $2,545,500 in principal and accrued interest.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were zero shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.

NOTE 11 – SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officers, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, sales and marketing, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30, 2025	September 30, 2024
Revenue	$-	$-

Operating expenses
General and administrative expenses	684,895	161,331
Professional fees	532,963	124,800
Total operating expenses	1,217,858	286,131
Operating loss	(1,217,858)	(286,131)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	95,000	-
Interest income	-	3
Change in fair value of earnout shares liability	579	-
Change in fair value of warrants liability	(319,983)	-
Interest expense	(2,817,337)	(29,618)
Total other income (expense)	(3,041,741)	(29,615)
Income (loss) before income tax expense	(4,259,599)	(315,746)
Income tax expense	-	-
Net income (loss)	$(4,259,599)	$(315,746)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Revenue	$-	$-

Operating expenses
General and administrative expenses	2,375,120	285,958
Professional fees	1,350,749	311,637
Total operating expenses	3,725,869	597,595
Operating loss	(3,725,869)	(597,595)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	108,096	-
Interest income	6	8
Change in fair value of earnout shares liability	1,052,494	-
Change in fair value of warrants liability	(667,630)	-
Loss on settlement of debt	(598,324)	-
Interest expense	(3,523,515)	(127,892)
Total other income (expense)	(3,628,873)	(127,884)
Income (loss) before income tax expense	(7,354,742)	(725,479)
Income tax expense	-	-
Net income (loss)	$(7,354,742)	$(725,479)

The Company’s had $8,050 and $0 in long-lived tangible assets as of September 30, 2025 and December 31, 2024, respectively.

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

On October 16, 2025, the Company entered into a convertible promissory note with a lender for $400,000 in cash. The note has a 7.00% interest rate and matures on October 15, 2026. This note is convertible into Class A common stock at 80% of the five-day (5-day) volume-weighted average price of Common Stock on the first complete trading day following the date that this note is issued or $1.072 per share. The Company also issued warrants to the lender to purchase 363,636 shares of Class A common stock for cash at a price of $1.10 per share.

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

Other Recent Developments

On April 28, 2025, the Company entered into a Patent Monetization Agreement (the “Patent Monetization Agreement”) with Alpha Modus Ventures, LLC, a North Carolina limited liability company controlled by the Company’s Chief Executive Officer, William Alessi (“AMV”), pursuant to which the Company agreed to provide litigation funding to AMV in connection with AMV’s recently filed patent litigation suit against Broadcom Inc. for infringement of AMV’s patents relating to methods and apparatus for transporting of fibre channel data over ethernet (U.S. Patent Nos. 11,108,591, 11,303,473, and 11,310,077), and the parties agreed that the gross proceeds from the litigation would first be paid to the Company until it has received the return of amounts funded for the litigation, and then 65% to the Company until it has received a five times return, then 45% to the Company until it has received an additional two times return, and then 35% to the Company. As of September 30, 2025, the Company hasn’t made any payments or assisted with any litigation funding under this agreement. Therefore, the Company doesn’t expect to receive any payments under the monetization agreement.

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

On July 15, 2025, the Company issued a promissory note to The Alessi 2023 Irrevocable Trust (the “Lender”), one of the family trusts of the Company’s CEO, William Alessi, in the original principal amount of $2,142,857, in consideration of $1,500,000 in funding received by the Company from the Lender on or about July 10, 2025. The note accrues interest at eight percent (8%) per annum, matures on April 30, 2026, and is convertible into shares of common stock of the Company at the election of the holder at a $5.00 per share conversion price.

On September 16, 2025, the Company issued a promissory note to The Alessi 2023 Irrevocable Trust (the “Lender”), one of the family trusts of the Company’s CEO, William Alessi, in the original principal amount of $714,286, in consideration of $500,000 in funding received by the Company from the Lender on or about September 16, 2025. The note accrues interest at eight percent (8%) per annum, matures on September 15, 2026, and is convertible into shares of common stock of the Company at the election of the holder at a $5.00 per share conversion price.

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

Results of Operations

For the Three Months ended September 30, 2025, compared to the Three Months ended September 30, 2024

Revenue

Alpha Modus had no revenue during the three months ended September 30, 2025 and 2024.

Operating Expenses

Alpha Modus had operating expenses of $1,217,858 for the three months ended September 30, 2025, compared to $286,131 for the three months ended September 30, 2024. The increase was primarily due to an increase in professional fees, insurance premiums, payroll expenses and investor relations expenses.

Other Income/Expenses

Alpha Modus had total other expense of $3,041,741 for the three months ended September 30, 2025, $2,817,337 of which was interest expense, $319,983 of which was a loss in change in fair value of warrants liability, $579 of which was a gain of change in fair value of earnout shares liability and patent infringement income of $95,000, as compared to total other expense of $29,615, of which, $29,618 was interest expense during the three months ended September 30, 2024.

Net Loss

Alpha Modus had a net loss of $4,259,599 for the three months ended September 30, 2025, compared to a net loss of $315,746 for the three months ended September 30, 2024. The increase in net loss during the three months ended September 30, 2025, as compared to the net loss during the three months ended September 30, 2024, was primarily due to the increase in interest expense of $2,787,719, gain in change in fair value of earnout shares of $579, the loss in change in fair value of warrants liability of $319,983 and the increase in operating expenses during the three months ended September 30, 2025, described above.

For the Nine Months ended September 30, 2025, compared to the Nine Months ended September 30, 2024

Revenue

Alpha Modus had no revenue during the nine months ended September 30, 2025 and 2024.

Operating Expenses

Alpha Modus had operating expenses of $3,725,869 for the nine months ended September 30, 2025, compared to $597,595 for the nine months ended September 30, 2024. The increase was primarily due to an increase in professional fees, insurance premiums, payroll expenses and investor relations expenses.

Other Income/Expenses

Alpha Modus had total other expense of $3,628,873 for the nine months ended September 30, 2025, $3,523,515 of which was interest expense, $667,630 of which was a loss in change in fair value of warrants liability, $1,052,494 of which was a gain of change in fair value of earnout shares liability, $598,324 in loss on settlement of debt and patent infringement income of $108,096 ($120,000 in settlement income less legal fees of $11,904), as compared to total other expense of $127,884, of which, $127,892 was interest expense during the nine months ended September 30, 2024.

Net Loss

Alpha Modus had a net loss of $7,354,742 for the nine months ended September 30, 2025, compared to a net loss of $725,479 for the nine months ended September 30, 2024. The increase in net loss during the nine months ended September 30, 2025, as compared to the net loss during the nine months ended September 30, 2024, was primarily due to the increase in interest expense of $3,395,623, gain in change in fair value of earnout shares of $1,052,494, the loss in change in fair value of warrants liability of $667,630 and the loss on settlement of debt of $598,324 during the nine months ended September 30, 2025, described above.

Liquidity and Capital Resources

As of September 30, 2025, Alpha Modus had cash of $75,705. We do not have sufficient resources to effectuate our business. We expect to incur significant expenses during the next twelve months of operations, including as a result of becoming a public company. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we believe we will need to raise a minimum of an additional $2,500,000. These factors, along with the lack of current Company revenues, raise substantial doubts about Alpha Modus’ ability to continue as a going concern.

Net cash used in operating activities was $2,055,673 for the nine months ended September 30, 2025, compared to $541,826 for the nine months ended September 30, 2024.

We had net cash used in investing activities for the nine months ended September 30, 2025, of $8,050, compared to $0 for the nine months ended September 30, 2024.

We had net cash provided by financing activities for the nine months ended September 30, 2025, of $1,403,614, compared to $501,028 for the nine months ended September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During the three months ended September 30, 2025, the Company issued the following unregistered securities:

On July 1, 2025, the Company issued 21,113 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on July 1, 2025 at $1.16 per share. The Company recognized $97,964 in stock-based compensation expense.

On July 10, 2025, the Company issued 130,000 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $162,500 in principal and accrued interest.

On July 16, 2025, the Company issued 120,000 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $150,000 in principal and accrued interest.

On July 17, 2025, the Company issued 52,832 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on July 17, 2025 at $1.29 per share. The Company recognized $68,153 in stock-based compensation expense.

On July 17, 2025, the Company issued 26,000 shares of Class A common stock to two individuals for services rendered to the Company. These shares were valued of the closing price of the Company’s common stock on July 17, 2025 at $1.29 per share. The Company recognized $33,540 in stock-based compensation expense.

On July 17, 2025, the Company issued 138,000 shares of Class A common stock to a noteholder for $16,042 in accrued interest and consulting services rendered by the noteholder valued at $178,020. These shares were valued as of the closing price of the Company’s common stock on July 17, 2025 at $1.29 per share.

On July 23, 2025, the Company issued 2,036,400 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $2,545,500 in principal and accrued interest.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except as set forth below:

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

On or about October 1, 2025, the Company’s Chief Sales Officer, Chris Chumas, entered into a written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), with the sale of Company common stock occurring as follows: sales will only occur between January 1, 2026, and January 1, 2027, at the following limit prices and amounts: 15,000 shares at $4.10 per share, 15,000 shares at $4.35 per share, 15,000 shares at $4.60 per share, 15,000 shares at $4.85 per share, and 15,000 shares at $5.10 per share. No shares have been sold under the plan.

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

Dated: November 14, 2025	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ William Alessi
	Name:	William Alessi
	Title:	Chief Executive Officer (Principal executive officer)

Dated: November 14, 2025	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ Rodney Sperry
	Name:	Rodney Sperry
	Title:	Chief Financial Officer (Principal financial and accounting officer)

