Form 10-K
period 2025-12-31
ALPHA MODUS HOLDINGS, INC.
filed 2026-03-31
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025, was $10,242,462, based upon 8,984,616 shares held by non-affiliates and the closing price of $1.14 per share on such date.

The number of shares of common stock outstanding on March 30, 2026, was 50,522,967 shares.

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

Unless the context otherwise requires or as otherwise set forth, references in this report to “Alpha Modus,” the “Company,” “us,” “we,” “our” and any related terms prior to the closing of the Business Combination are intended to mean Insight Acquisition Corp., a Delaware corporation, and after the closing of the Business Combination, Alpha Modus Holdings, Inc. and its consolidated subsidiaries.

“Amended and Restated Charter” means the second amended and restated certificate of incorporation of Alpha Modus, in effect as of the date of this prospectus.

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

“IAC” means Insight Acquisition Corp., a Delaware corporation, which was renamed “Alpha Modus Holdings, Inc.” in connection with the Closing.

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

“Legacy Alpha Modus Series C Preferred Stock” means shares of Series C Redeemable Convertible Preferred Stock, par value $0.0001 per share, of Alpha Modus of Legacy Alpha Modus.

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

“Private Placement Warrants” means approximately 8,700,000 warrants to purchase shares of IAC Class A common stock issued to the Sponsor and the IAC IPO underwriters in the Private Placement (including the additional warrants purchased after the IAC IPO in connection with the overallotment securities issued by IAC’s underwriters). Each Private Placement Warrant entitles the holder thereof to purchase one share of IAC Class A common stock for $11.50 per share.

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

Overview

Alpha Modus Holdings, Inc., through its operating subsidiaries, is a technology and intellectual property company focused on the development, protection, licensing, and commercialization of data-driven systems designed to enhance consumer engagement and decision-making within physical retail environments. The Company was founded in 2014 and is headquartered in Cornelius, North Carolina.

Alpha Modus’ core strategy centers on the creation, licensing and enforcement of a proprietary patent portfolio covering systems and methods for real-time monitoring, analysis, and response to consumer behavior at or near the point of purchase. The Company’s technology is designed to convert previously unstructured consumer interaction data into actionable insights using advanced analytics and artificial intelligence. These insights may be used to support personalized marketing, dynamic digital engagement, smart planograms, inventory management, and enhanced in-store customer assistance.

Evolution of the Business Model

In its early years, Alpha Modus engaged in technology development and limited commercial deployments, including work in financial markets and real estate analytics. During this period, the Company developed algorithmic and analytics-based systems leveraging cloud infrastructure and cognitive computing tools and received industry recognition for innovation in cloud-based analytics.

In 2018, Alpha Modus acquired certain assets, including intellectual property and pending patent applications, from a retail technology company. That acquisition expanded the Company’s focus into retail consumer analytics and real-time engagement technologies. The initial issued patent from this portfolio, U.S. Patent No. 10,360,571 (the “‘571 Patent”), was granted in 2019.

Following this issuance and subsequent patent continuations and related filings, the Company determined that long-term value creation would be better supported by strengthening and expanding its intellectual property position prior to pursuing broad-scale commercialization. As a result, Alpha Modus strategically shifted from near-term software and hardware-centric deployment efforts to a patent-first strategy designed to fortify its intellectual property portfolio, pursue additional patent issuances, and position the Company for structured IP-protected licensing.

Since that time, the Company has expanded its patent portfolio to include additional issued patents and pending applications covering systems and methods for:

●	Real-time monitoring and analysis of consumer demographic, sentiment, and behavioral data;
●	Object identification and product interaction analytics;
●	Personalized marketing and advertising tied to in-store location tracking;
●	Dynamic digital displays and interactive engagement systems;
●	Smart planograms and inventory optimization; and
●	Real-time communications, including digital coupons and targeted promotions.

Intellectual Property Licensing and Enforcement

One of Alpha Modus’ primary revenue strategies is the licensing of its patented technologies to retailers, consumer brands, advertising technology providers, digital media platforms, and other commercial enterprises whose products or services practice or benefit from the claimed inventions.

The Company has entered into intellectual property licensing agreements outside of litigation and continues to pursue negotiated, market-based licensing outcomes. In addition, where appropriate, Alpha Modus actively enforces its intellectual property rights through litigation in federal courts. These enforcement actions are intended to protect shareholder value, deter unauthorized use, and establish structured licensing frameworks across the industries in which the Company’s patented technologies are practiced.

While the Company seeks to resolve disputes through negotiated licensing arrangements where feasible, litigation remains an integral component of its overall commercialization strategy.

Technology Capabilities and Applications

The Company’s patented systems generally involve the use of one or more information monitoring devices—such as video image devices or other sensor technologies—operably connected to servers and databases capable of analyzing gathered information in real time. The analyzed information may include demographic characteristics, sentiment data, product interaction data, and tracking information. Based on such analysis, the systems may provide targeted responses, including digital content engagement, marketing communications, product location guidance, coupons, or other personalized interactions.

Applications of the Company’s patented technologies may include:

●	Targeted in-store marketing campaigns;
●	Digital engagement at the point of sale;
●	Consumer behavior analytics and heatmapping;
●	Inventory management and smart planogram optimization;
●	Store-level staffing analytics; and
●	Integration of physical retail data with broader advertising and digital media ecosystems.

The Company believes that its intellectual property addresses structural challenges facing brick-and-mortar retailers, including the need to compete with digital commerce platforms by delivering measurable, personalized, and performance-driven engagement within physical retail environments.

Commercialization and Ecosystem Strategy

In addition to licensing its patent portfolio, Alpha Modus is pursuing commercialization initiatives designed to deploy its technologies through strategic partnerships, platform integrations, and fintech-enabled retail infrastructure initiatives. These initiatives include the development and planned rollout of consumer-facing applications and in-store kiosk technologies intended to operate within established compliance and payments frameworks. The Company’s commercialization efforts are designed to complement its intellectual property licensing strategy and to demonstrate real-world implementations of its patented systems.

The Company’s long-term objective is to establish its patent portfolio as foundational infrastructure for real-time, data-driven consumer engagement within physical commerce environments, while monetizing such position through structured licensing and strategic partnerships.

The ‘571 Patent Family and the uses thereof

The ‘571 patent family is based on US Patent No. 10,360,571, which issued on July 23, 2019. The ‘571 patent claims priority to a provisional patent application filed on July 19, 2013.

Our business is substantially dependent on the development, protection, and enforcement of our intellectual property portfolio. We own a portfolio of issued United States patents and pending patent applications relating to systems and methods for real-time monitoring, analysis, and response to consumer behavior within physical retail and related digital commerce environments.

As of the date of this filing, our issued U.S. patent portfolio consists of eleven granted patents:

●	U.S. Patent No. 10,360,571 - Method for Monitoring and Analyzing Behavior and Uses Thereof
●	U.S. Patent No. 10,853,825 - Method for Monitoring and Analyzing Behavior and Uses Thereof

●	U.S. Patent No. 10,977,672 - Method and System for Real-Time Inventory Management, Marketing, and Advertising in a Retail Store
●	U.S. Patent No. 11,042,890 - Method and System for Customer Assistance in a Retail Store
●	U.S. Patent No.11,049,120 - Method and System for Generating a Layout for Placement of Products in a Retail Store
●	U.S. Patent No. 11,301,880 - Method and System for Inventory Management in a Retail Store
●	U.S. Patent No. 12,026,731 - Method for Personalized Marketing and Advertising of Retail Products
●	U.S. Patent No. 12,039,550 - Method for Enhancing Customer Shopping Experience in a Retail Store
●	U.S. Patent No. 12,175,484 - Method for Personalized Marketing and Advertising
●	U.S. Patent No. 12,354,121 - Methods and Systems for Shopping in a Retail Store
●	U.S. Patent No. 12,425,718 - Methods and Systems for Providing Assistance in a Retail Store

These patents generally relate to, among other things:

●	Monitoring and analyzing consumer demographic, sentiment, and behavioral characteristics in real time;
●	Product interaction and object identification analytics within retail environments;
●	Location-based tracking of consumers within retail stores;
●	Personalized marketing, advertising, and coupon delivery tied to in-store activity;
●	Customer assistance systems within physical retail locations;
●	Store layout generation and product placement optimization; and
●	Real-time communications and purchase options, including digital engagement through interactive devices.

The patents in our portfolio share priority to earlier filed applications and include continuation filings designed to expand and strengthen claim coverage over time. In addition to our issued patents, we maintain pending U.S. patent applications intended to further broaden and reinforce our intellectual property position.

We seek to protect our intellectual property through a combination of patent prosecution, licensing arrangements, contractual protections, and, where appropriate, enforcement actions. We have entered into intellectual property licensing agreements and may pursue additional licensing opportunities through negotiated arrangements or litigation.

The duration of our issued patents extends for statutory terms generally measured from their respective earliest effective filing dates, subject to any patent term adjustments or extensions. There can be no assurance that pending applications will result in issued patents, that issued patents will not be challenged, invalidated, or circumvented, or that our intellectual property rights will provide meaningful competitive protection.

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

During 2025, the Company filed additional United States patent applications as reflected in its current patent portfolio schedule, including: (i) U.S. Patent Application No. 19/203,027, titled “Methods for Personalized Marketing of Retail Products”; (ii) U.S. Patent Application No. 19/233,507, titled “Methods for Personalized Marketing of Retail Products”; and (iii) U.S. Patent Application No. 19/309,240, titled “Methods and Systems for Providing Customer Assistance in a Retail Store.” These applications are intended to further expand and strengthen the Company’s intellectual property coverage relating to real-time consumer behavior analysis, personalized marketing, and in-store customer assistance systems.

Alpha Modus believes the ‘571 patent and several family members are being infringed by many major retailers, service providers and consumer brands, and that the adoption of the ‘571 patent (and family) technology is occurring at an exponential pace in the retail marketplace.

Market Analysis

The retail, retail media, and alternative financial services sectors are undergoing continued technological transformation driven by artificial intelligence, digital engagement, and data-driven personalization.

Industry data indicates that U.S. retail media advertising spend was approximately $60.6 billion in 2024 and is projected to exceed $109 billion by 2027 (eMarketer, May 2024). Source: https://www.emarketer.com/content/retail-media-forecast-report-update.

Digitally influenced commerce continues to represent a significant portion of total retail activity. According to industry research, digitally influenced U.S. retail sales are expected to reach approximately $4.2 trillion in 2025, with an estimated 75% of in-store sales influenced by digital engagement (Forrester, 2024). Source: https://www.forrester.com/report/us-digital-influenced-retail-sales-forecast/RES178197.

Adoption of artificial intelligence technologies within brick-and-mortar retail environments has expanded in recent years. Industry surveys indicate that approximately 52% of retailers report deploying AI-powered signage, kiosks, and in-store targeting technologies (RIS News, 2024). Source: https://risnews.com/2024-retail-technology-study.

Financial service kiosks serving underbanked and convenience-oriented consumers are projected to grow at an estimated 18.7% compound annual growth rate through 2028 (Allied Market Research, 2024). Source: https://www.alliedmarketresearch.com/bank-kiosk-market-A16954.

Broader AI-driven personalization tools are projected to influence approximately $1.3 trillion in retail spending by 2025 (McKinsey & Company). Source: https://www.mckinsey.com/capabilities/quantumblack/our-insights/the-economic-potential-of-generative-ai-the-next-productivity-frontier.

While these industry forecasts reflect broader market trends, actual market growth and technology adoption rates may differ materially from current projections.

Approach and Value Proposition

Upon its first notification of allowance for the ‘571 patent in July of 2019, Alpha Modus decided to focus 100% of its resources on the expansion of the technology described in the ‘571 patent. The services covered by the ‘571 patent were just beginning to be adopted by retailers. Alpha Modus’ strategy was to build out the technology, resulting in a robust patent portfolio that would serve its stakeholders better, as early thought leaders in the retail digital marketing space. Alpha Modus intends to monetize its patent portfolio through licensing throughout the life of the patents.

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

Ecosystem Overview

The Alpha Modus ecosystem is an intellectual property–centered operating framework designed to support the commercialization and licensing of the Company’s patented technologies across retail, digital engagement, and connected commerce environments. The ecosystem integrates the Company’s patent portfolio with service capabilities and third-party partnerships to facilitate scalable deployment and structured monetization of its intellectual property.

The Company’s services are focused on solution design, implementation support, maintenance and monitoring, call center coordination, data analytics, and strategic planning. These services are intended to assist customers and partners in deploying AI-enabled retail applications and analytics-driven engagement systems.

The Company’s software and technology capabilities include applications involving artificial intelligence and machine learning, mobile integration, retail management systems, customer loyalty solutions, and data-driven personalization tools designed to enhance consumer engagement within physical retail environments.

In addition, the ecosystem incorporates hardware and infrastructure components, including digital displays, tablets, kiosks, and mobile devices, which may be utilized by customers and partners in implementing AI-enabled retail technologies and interactive engagement systems. The Company may collaborate with third-party providers for certain hardware and infrastructure elements as part of its broader partner ecosystem.

The ecosystem structure is intended to support flexible licensing arrangements, strategic partnerships, consulting engagements, and other commercialization pathways consistent with the Company’s intellectual property–driven business model.

Alpha Modus Financial Services

Alpha Modus Financial Services, LLC (“AMFS”) is a wholly owned subsidiary of the Company focused on financial technology and transaction-based services delivered through digital and physical retail environments.

AMFS has developed the Alpha Cash platform, a proprietary mobile and kiosk-based system designed to provide financial services to underbanked and convenience-oriented consumers. The platform integrates transaction processing, compliance-supported banking relationships, retail deployment infrastructure, and analytics capabilities within the Company’s broader intellectual property ecosystem.

The Alpha Cash platform is designed to generate revenue through transaction-based fees, service commissions, advertising opportunities, and related financial services income streams. Deployment is being executed through phased pilot programs and retail partnerships.

AMFS collaborates with sponsor banks, technology providers, service partners, and retail operators to facilitate platform operation and regulatory compliance. The company does not operate as a bank and relies on regulated financial institutions and licensed service providers for certain financial processing functions.

The Company believes that the Alpha Cash platform complements its intellectual property portfolio by creating additional commercialization pathways within physical retail environments.

Competitive Advantage

Alpha Modus collaborates with retail technology and service providers to expand market reach and capabilities. The Company’s strategic alliances enable integration of diverse technologies and service offerings, and these partnerships enhance scalability and reduce friction in technology deployment.

Additionally, the Company’s robust intellectual property portfolio includes method patents across retail numerous retail use cases. Patents create defensible market positions and unlock ecosystem advantage. Alpha Modus’ technology ecosystem is designed to empower retail technologies into a unified scalable environment. Alpha Modus’ patent portfolio forms the backbone of its IP-driven ecosystem, covering core methods that power many of today’s AI applications in brick-and-mortar retail - such as smart kiosks, dynamic displays, targeted promotions, consumer analytics, and immersive in-store engagement.

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

Recent Developments

During 2025, the Company continued to advance both its intellectual property monetization strategy and its commercialization initiatives through its subsidiary, Alpha Modus Financial Services, LLC (“AMFS”).

Alpha Cash Platform Launch and Financial Services Strategy

Following the termination of its prior third-party kiosk arrangement in 2025, the Company internalized the development and commercialization of its financial services platform under AMFS. AMFS has developed and is launching the Alpha Cash platform, which includes both a mobile application and an in-store kiosk format.

The Alpha Cash platform is designed to facilitate financial and payment-related services for underbanked and convenience-oriented consumers through retail distribution channels. Services are expected to include check cashing, money transfer, bill payment, prepaid products, and related transaction-based services. The platform is being deployed pursuant to strategic banking, technology, and service-provider partnerships.

The Company has executed agreements supporting pilot programs and phased retail deployments beginning in 2026, including an initial national retailer pilot covering multiple locations. Subject to performance and partner agreements, broader rollouts may follow in subsequent phases. The Company also anticipates deployment opportunities through additional retail and institutional channels.

Unlike prior models that relied on third-party ownership of kiosk platforms, Alpha Cash has been structured as a proprietary platform within the Company’s ecosystem. AMFS is responsible for platform oversight, coordination with sponsor banking relationships, compliance alignment, deployment logistics, and ongoing support infrastructure.

Operations conducted through AMFS are subject to applicable federal and state regulations governing financial services, money transmission, consumer protection, and data security. The Company relies on sponsor banking and regulated service-provider relationships to support certain regulated functions.

Retail and Technology Partnerships

Dollar General - During 2025, Alpha Modus entered into an agreement with Dollar General relating to the deployment and evaluation of certain Alpha Modus technologies within designated retail environments. The agreement contemplates pilot implementation and potential phased expansion, subject to performance metrics and further mutual agreement of the parties.

DXC Technology - Alpha Modus entered into a strategic enterprise deployment agreement with DXC Technology to support systems integration, infrastructure services, and large-scale implementation of Alpha Modus technologies, including kiosk-based deployments and retail analytics systems.

Genmega Inc. - Alpha Modus entered into an agreement with Genmega Inc. to support hardware manufacturing, distribution, and deployment services for kiosk-based implementations associated with the Company’s retail and financial services platforms.

Uptiq, Inc. - Alpha Modus entered into a technology development and integration agreement with Uptiq to support software development, platform architecture, and application infrastructure related to Alpha Modus technologies and associated retail engagement systems.

Financial Services and Infrastructure Partnerships

Mastercard - In 2026, Alpha Modus announced a collaboration with Mastercard to support elements of its financial services infrastructure through Mastercard’s payment network and transaction processing capabilities in connection with the Alpha Cash platform, subject to applicable regulatory and sponsor banking frameworks.

TransPecos Bank - Alpha Modus Financial Services, LLC entered into a sponsor banking relationship with TransPecos Bank to support regulated financial services activities conducted through the Alpha Cash platform. Under this relationship, TransPecos Bank provides banking sponsorship and related regulatory oversight for designated financial services offerings.

Synctera - Alpha Modus Financial Services, LLC entered into an agreement with Synctera to support banking-as-a-service infrastructure components for the Alpha Cash platform. Synctera’s platform facilitates integration with sponsor banking relationships and related compliance frameworks.

ACI Worldwide - Alpha Modus Financial Services, LLC entered into an agreement with ACI Worldwide to provide electronic bill payment infrastructure services in connection with the Alpha Cash platform, enabling bill payment functionality within kiosk and mobile environments.

DolFinTech - Alpha Modus Financial Services, LLC entered into a services agreement with DolFinTech to provide financial services infrastructure and support functions related to the Alpha Cash platform, including transaction processing coordination and compliance-aligned service delivery.

Prepay Nation - Alpha Modus Financial Services, LLC entered into an agreement with Prepay Nation to provide access to prepaid product distribution services through the Alpha Cash platform. The agreement enables integration of digital value products, including mobile top-ups and related prepaid services, within the Company’s kiosk and mobile ecosystem.

Tickets For Less - Alpha Modus entered into a commercial services agreement with Tickets For Less to enable distribution of event ticketing products through the Alpha Cash kiosk and digital platform infrastructure, expanding the range of consumer-facing services available within retail environments.

SurgePays (Letter of Intent) - During 2026, Alpha Modus entered into a non-binding letter of intent with SurgePays, Inc. outlining a proposed collaboration relating to distribution of financial and telecommunications services through the Alpha Cash platform. The parties are negotiating definitive agreements, and no assurance can be given that a final agreement will be executed.

Intellectual Property and Technology Licensing Agreements

VSBLTY Groupe Technologies Corp. - During 2025, Alpha Modus entered into a strategic collaboration and licensing agreement with VSBLTY Groupe Technologies Corp. (“VSBLTY”) pursuant to which VSBLTY received rights to utilize specified Alpha Modus patented technologies in connection with computer vision, digital display, and retail analytics solutions. The arrangement contemplates integration of Alpha Modus intellectual property within VSBLTY’s technology offerings and joint commercialization initiatives.

GZ6G Technologies Corp. - Alpha Modus entered into a license agreement with GZ6G Technologies Corp. (“GZ6G”) granting GZ6G the right to utilize specified Alpha Modus patented technologies in connection with promotional, advertising, and operational initiatives, including certain AI-enabled advertising applications in venue and event settings.

Additional Licensing Activities

The Company has entered into additional intellectual property licensing arrangements and continues to pursue negotiated licensing agreements and enforcement initiatives relating to its patent portfolio. Certain licensing terms are confidential and not publicly disclosed.

During 2025, the Company continued to expand its intellectual property licensing program and enforcement initiatives. The Company entered into a confidential patent license and authorized reseller agreement with a U.S.-based technology integrator to broaden the distribution of its AI-driven retail technologies.

Under the agreement, the integrator received a non-exclusive, worldwide license to practice specified Alpha Modus patents covering real-time shopper analytics, in-store assistance systems, and personalized retail engagement technologies. In consideration, the partner agreed to remit royalties based on defined revenue streams derived from licensed implementations. The agreement also provides reciprocal reseller rights allowing Alpha Modus to offer certain digital-signage and related services through the partner’s platform infrastructure.

This agreement reflects the Company’s broader strategy of combining patent licensing with ecosystem-based commercialization channels.

Ongoing Patent Enforcement

The Company continued to pursue patent enforcement actions in multiple jurisdictions during 2025 as part of its intellectual property monetization strategy. Certain matters have resulted in negotiated resolutions, while other actions remain pending. The Company intends to continue enforcing and licensing its intellectual property portfolio where it believes its patented technologies are being practiced without authorization.

There can be no assurance as to the timing, outcome, or financial impact of any licensing discussions, enforcement actions, or commercial deployments.

Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of the Closing Date, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

On January 16, 2024, Alpha Modus filed a patent infringement lawsuit against The Kroger Company alleging patent infringement of several Alpha Modus patents pertaining to the Company’s ‘571 patent portfolio encompassing retail marketing and advertising data-driven technologies to enhance consumer’s in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:2024-cv-00022), and the case has since been settled.

On November 12, 2024, Alpha Modus filed a patent infringement lawsuit against Brookshire Grocery Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘825 patent, ‘672 patent, ‘890 patent and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:2024-cv-00919), and the case is stayed pending settlement discussions.

On December 17, 2024, Alpha Modus filed a patent infringement lawsuit against Wakefern Food Corporation and Shelf Nine LLC alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘825 patent, ‘672 patent, ‘890 patent and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:2024-cv-01056), and the case has since been settled.

On February 3, 2025, Alpha Modus filed a patent infringement lawsuit against Walgreen Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘825 patent, ‘672 patent, ‘890 patent and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:2025-cv-00120), and the case has since been settled.

On April 15, 2025, Alpha Modus filed a patent infringement lawsuit against Optisigns, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘825 patent, ‘672 patent, ‘890 patent and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Southern District of Texas (Case No. 4:2025-cv-01727), and the case has since been settled.

On August 21, 2025, Alpha Modus filed a patent infringement lawsuit against Cooler Screens, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘672 patent, and ‘890 patent, which encompass retail marketing, advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Northern District of Illinois (Case No. 1:25-cv-10004), and the case is in its initial pleading stage.

On August 25, 2025, Alpha Modus filed a patent infringement lawsuit against A2Z Cust2Mate Solutions Corp. alleging infringement of several Alpha Modus patents pertaining to its ‘672 patent, ‘890 patent, ‘880 patent, ‘120 patent, and ‘121 patent, which encompass retail marketing, advertising data-driven, real-time shopper engagement, digital signage, autonomous retail optimization, and other technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-00868), and the case is in its initial pleading stage.

On August 29, 2025, Alpha Modus filed a patent infringement lawsuit against The Kroger Company alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘672 patent, ‘890 patent, ‘880 patent, ‘120 patent, ‘731 patent, ‘121 patent, and ‘718 patent, which encompass retail marketing, advertising data-driven, real-time shopper engagement, digital signage, autonomous retail optimization, consumer behavior analysis to optimize product layout, inventory management, and other technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-00923), and the case is in the claim construction and discovery stages.

On September 4, 2025, Alpha Modus filed a patent infringement lawsuit against Creative Realities, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, 825 patent, ‘672 patent, ‘890 patent, and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-009311), and the case is in its initial pleading stage.

On September 10, 2025, Alpha Modus filed a patent infringement lawsuit against MNTN, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, 890 patent, and ‘731 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Western District of Texas (Case No. 1:25-cv-01466), and the case is in its initial pleading stage.

On September 12, 2025, Alpha Modus filed a patent infringement lawsuit against Allerin Tech Pvt. Ltd. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘825 patent, ‘120 patent, ‘890 patent, ‘880 patent, ‘672 patent, ‘550 patent, ‘731 patent, and ‘121 patent, which encompass retail marketing, advertising data-driven, real-time shopper engagement, digital signage, autonomous retail optimization, consumer behavior analysis to optimize product layout, inventory management, and other technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-00947), and the case is in its initial pleading stage.

On September 18, 2025, Alpha Modus filed a patent infringement lawsuit against Mood Media LLC alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘825 patent, ‘120 patent, ‘550 patent, ‘890 patent, ‘880 patent, ‘120 patent, and ‘731 patent, which encompass retail marketing, advertising data-driven, real-time shopper engagement, digital signage, autonomous retail optimization, consumer behavior analysis to optimize product layout, inventory management, and other technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Western District of Texas (Case No. 1:25-cv-01527). In January 2026, Alpha Modus resolved its patent litigation against Mood Media LLC, and the matter was dismissed with prejudice. No claims remain pending between the parties.

On September 24, 2025, Alpha Modus filed a patent infringement lawsuit against RetailNext Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘825 patent, ‘120 patent, ‘550 patent, and ‘890 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-00977). and the case is in its initial pleading stage.

On October 2, 2025, Alpha Modus filed a patent infringement lawsuit against Navori SA and meldCX Pty Ltd. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘550 patent, ‘890 patent, and ‘731 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01000). and the case is in its initial pleading stage.

On October 3, 2025, Alpha Modus filed a patent infringement lawsuit against Sensormatic Electronics, LLC and Johnson Controls International, PLC alleging infringement of several Alpha Modus patents pertaining to its ‘825 patent, ‘550 patent, ‘890 patent, and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01003). and the case is in its initial pleading stage.

On October 8, 2025, Alpha Modus filed a patent infringement lawsuit against Lowe’s Companies, Inc. and Lowe’s Home Centers, LLC alleging infringement of several Alpha Modus patents pertaining to its ‘672 patent, ‘890 patent, ‘120 patent, ‘731 patent, and ‘550 patent, which encompass systems for real-time inventory management, customer assistance, personalized in-store advertising, dynamic store layout optimization, and behavioral data-driven retail engagement. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01026), and the case is in its initial pleading stage.

On October 22, 2025, Alpha Modus filed a patent infringement lawsuit against 7-Eleven, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘890 patent, ‘880 patent, ‘120 patent, ‘731 patent, ‘550 patent, ‘121 patent, and ‘718 patent, which encompass the capability to analyze consumer behavior and product interaction in real-time, which allows businesses to dynamically adjust their marketing strategies to meet the immediate needs of consumers at pivotal purchasing decision moments. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01060), and the case is in its initial pleading stage.

On November 3, 2025, Alpha Modus filed a patent infringement lawsuit against Adroit Worldwide Media, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘672 patent, ‘890 patent, ‘880 patent, and ‘121 patent, which encompass systems that enable real-time inventory management, personalized shopper engagement, and automated frictionless-checkout experiences. The complaint was filed in the United States District Court for the Central District of California (Case No. 8:25-cv-02471), and the case is in its initial pleading stage.

On November 12, 2025, Alpha Modus filed a patent infringement lawsuit against Atliq Technologies Pvt. Ltd. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘672 patent, ‘890 patent, and ‘550 patent, which encompass the capability to analyze consumer behavior and product interaction in real-time, which allows businesses to dynamically adjust their marketing strategies to meet the immediate needs of consumers at pivotal purchasing decision moments. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01120), and the case is in its initial pleading stage.

On November 14, 2025, Alpha Modus filed a patent infringement lawsuit against Industria De Diseño Textil, S.A., and Zara USA, Inc., alleging infringement of several Alpha Modus patents pertaining to its ‘890 patent, ‘880 patent, ‘731 patent, and ‘121 patent, which encompass the capability to analyze consumer behavior and product interaction in real-time, which allows businesses to dynamically adjust their marketing strategies to meet the immediate needs of consumers at pivotal purchasing decision moments. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01125), and the case is in its initial pleading stage.

On November 21, 2025, Alpha Modus filed a patent infringement lawsuit against V-Count Global Holding Ltd., alleging infringement of several Alpha Modus patents pertaining to its ‘825 patent, ‘672 patent, ‘890 patent, ‘120 patent, ‘880 patent, ‘731 patent, ‘550 patent, and ‘121 patent, which encompass systems that enable real-time inventory management, personalized shopper engagement, and automated frictionless-checkout experiences. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01145), and the case is in its initial pleading stage.

On November 21, 2025, Alpha Modus filed a patent infringement lawsuit against Stratacache, Inc., alleging infringement of several Alpha Modus patents pertaining to its ‘120 patent, ‘880 patent, ‘890 patent, ‘550 patent, ‘731 patent, ‘121 patent, and ‘718 patent, which encompass systems that enable real-time inventory management, personalized shopper engagement, and automated frictionless-checkout experiences. The complaint was filed in the United States District Court for the Central District of California (Case No. 2:25-cv-11234), and the case is in its initial pleading stage.

On December 1, 2025, Alpha Modus filed a patent infringement lawsuit against H&M Fashion USA, Inc., alleging infringement of several Alpha Modus patents pertaining to its ‘890 patent, ‘120 patent, ‘880 patent, ‘731 patent, and ‘121, which encompass methods and systems for monitoring shopper behavior, analyzing product interactions, optimizing product placement, managing inventory in real time, and enabling seamless in-store purchase experiences. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01182), and the case is in its initial pleading stage.

Facilities

Alpha Modus’ headquarters is a virtual facility with an address in Cornelius, North Carolina. Having a virtual headquarters has allowed Alpha Modus to operate with minimal overhead that was not needed to support its current staff. Operations, research and development functions are currently conducted virtually, and Alpha Modus believes its current virtual facility is adequate and suitable for its current needs. Alpha Modus’ plans to expand licensing the ‘571 family of patents through a small internal sales team will require Alpha Modus to secure a suitable alternative space to accommodate its operations.

Corporate Information

Alpha Modus’ principal executive offices are located at 20311 Chartwell Center Drive, #1469, Cornelius, North Carolina, 28031. Alpha Modus’ website address is www.AlphaModus.com. Information contained on or accessible through Alpha Modus’ website is not a part of this prospectus, and the inclusion of Alpha Modus’ website address in this proxy statement/prospectus is an inactive textual reference only.

2024 Business Combination

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

The SPA included customary representations, warranties and covenants by the Company and customary closing conditions. The SPA granted the Investor (i) the right to fund up to an additional $5,000,000 to the Company, with the Company’s consent, through the date that is six months following repayment of the Note in full (the “Reinvestment Right”), and (ii) the exclusive right, on customary market terms, to enter into an equity line of credit or other similar financing arrangement with the Company for at least $20,000,000, through the date that is one year following the Purchase Price Date (defined below). Pursuant the SPA, Alpha Modus, Corp. was required to guarantee all of the Company’s obligations under the Note and related transaction documents pursuant to a guaranty agreement (the “Guaranty”), and the Note will also be secured by security agreements (the “Security Agreements”) by and between the Investor and both the Company and Alpha Modus, Corp., granting the Investor first priority security interests in all assets of the Company, as well as all assets of Alpha Modus, Corp., including all of Alpha Modus’ intellectual property (and including Alpha Modus’ patent portfolio) pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, the Company and Alpha Modus (collectively the “Borrowers”), and William Alessi, his entity, Janbella Group, LLC, and the trusts deemed to be beneficially owned by Mr. Alessi (each a “Capital Party” and collectively the “Capital Parties”), were required to execute at closing a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Borrowers’ indebtedness and obligations to each Capital Party were subordinated to Investor, (ii) all security interests of any Capital Party were subordinate to Investor’s security interests, (iii) the Borrowers would not make any payments to any Capital Party, (iv) none of the Capital Parties would accelerate any subordinated debt or equity, (v) and no Capital Party would convert or exchange their preferred stock of the Company into Common Stock, until such time as the Investor had been fully paid and all financing agreements between the Investor and the Borrowers were terminated.

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

The Company has not made any payments or assisted with any litigation funding under the Patent Monetization Agreement, and the Company does not expect to receive any payments under that agreement, nor does it expect to exercise any right to acquire AMV pursuant to the Option Agreement.

On May 27, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with four family trusts of the Company’s CEO, William Alessi, pursuant to which the trusts would exchange an aggregate of 3,200,000 shares of Series C Preferred Stock (800,000 shares held in the name of The WRA 2023 Irrevocable Trust, 800,000 shares held in the name of The Janet Alessi 2023 Irrevocable Trust, 800,000 shares held in the name of The Isabella Alessi 2023 Irrevocable Trust, and 800,000 shares held in the name of The Kim Alessi Richter Irrevocable Trust, all of which are deemed to be beneficially owned by Mr. Alessi as Mr. Alessi’s spouse is the trustee of each of the trusts) for an aggregate of 26,079,868 shares of Class A common stock (with each of the trusts being issued 6,519,967 shares of common stock). In the Exchange Agreement, each of the trusts agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 29, 2025, the trusts’ 3,200,000 preferred shares were cancelled, and 26,079,868 shares of common stock were issued to the trusts.

On July 15, 2025, the Company issued a promissory note to The Alessi 2023 Irrevocable Trust, one of the family trusts of the Company’s CEO, William Alessi, in the original principal amount of $2,142,857, in consideration of $1,500,000 in funding received by the Company from the ender on or about July 10, 2025. The note accrues interest at eight percent (8%) per annum, matures on April 30, 2026, and is convertible into shares of common stock of the Company at the election of the holder at a $5.00 per share conversion price.

As described above, as of July 23, 2025, the note issued to Streeterville Capital, LLC had been fully satisfied.

On September 16, 2025, the Company issued a promissory note to The Alessi 2023 Irrevocable Trust, one of the family trusts of the Company’s CEO, William Alessi, in the original principal amount of $714,286, in consideration of $500,000 in funding received by the Company from the Lender on or about September 16, 2025. The note accrues interest at eight percent (8%) per annum, matures on September 15, 2026, and is convertible into shares of common stock of the Company at the election of the holder at a $5.00 per share conversion price.

Effective October 19, 2025, the Company entered into a securities purchase agreement (the “Haase-Dubosc Securities Purchase Agreement”) with the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust (the “Haase-Dubosc Trust”), pursuant to which the Company issued (i) a convertible promissory note to the Haase-Dubosc Trust in the original principal amount of $400,000 (the “Haase-Dubosc Note”), and (ii) warrants to purchase 363,636 shares of Company Class A common stock at an exercise price of $1.10/share, for a total purchase price of $400,000 (the “Haase-Dubosc Warrants”). The Haase-Dubosc Note accrues interest at 7% per annum, matures on October 15, 2026, and is convertible into shares of common stock of the Company at the election of the holder at any time 6 months following issuance of the note at a fixed, non-variable conversion price equal to 80% of the 5-day volume-weighted average price on the first trading day following issuance of the note, or $0.896/share. The Haase-Dubosc Note and Haase-Dubosc Warrants were issued to the Haase-Dubosc Trust on October 19, 2025.

Effective December 2, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with AIFirst Ventures LLC (“AIFirst”), pursuant to which the Company issued (i) a convertible promissory note to AIFirst in the original principal amount of $250,000 (the “AIFirst Note”), and (ii) a common stock purchase warrant to AIFirst to purchase 1,000,000 shares of Company Class A common stock at an exercise price of $1.00/share (the “AIFirst Warrant”), for an aggregate purchase price of $250,000. The AIFirst Note does not accrue interest, matures on October 30, 2026, and is convertible into shares of Class A common stock of the Company at the election of the holder at any time 6 months following issuance of the note at a fixed, non-variable conversion price equal to 80% of the 5-day volume-weighted average price on the first trading day following issuance of the note (or $0.617, based on the 5-day volume-weighted average price on December 3, 2025, of approximately $0.771). The purchase price was paid by AIFirst to the Company on December 2, 2025, and the AIFirst Note and AIFirst Warrant were issued by the Company to AIFirst effective as of December 2, 2025.

Effective December 30, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Alexander Haase-Dubosc, pursuant to which the Company issued a convertible promissory note to the investor in the original principal amount of $110,000 for a purchase price of $100,000. The note accrues interest at 7% per annum, matures on December 29, 2026, and is convertible into shares of Class A common stock of the Company at the election of the holder at any time 6 months following issuance of the note at a fixed, non-variable conversion price equal to 80% of the 5-day volume-weighted average price on the first trading day following issuance of the Note (the 5-day VWAP on December 31, 2025). The purchase price was paid by the investor to the Company on December 30, 2025, and the note was issued by the Company to the investor effective as of December 30, 2025.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) ending December 31, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Smaller Reporting Company

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Controlled Company

By virtue of the fact that Alpha Modus’ CEO, William Alessi, is deemed to beneficially own shares of stock having more than 50% of the total voting power of the shares of our capital stock, we qualify as a “controlled company” within the meaning of the corporate governance standards of the Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board consist of independent directors, (ii) we have a compensation committee that is composed entirely of independent directors, and (iii) we have a nominating/corporate governance committee that is composed entirely of independent directors.

Employees

We presently have 9 employees. We utilize consultants as well, we have never experienced work stoppages, and we are not a party to any collective bargaining agreement.

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

The Company had an operating loss of $5,244,188 and net cash used in operating activities of $3,210,182 in 2025. The Company cannot assure you that it will be able to generate net profit or positive cash flows from operating activities in the future. Its future revenue growth and profitability will depend on a variety of factors, many of which are beyond its control. These factors include effectiveness of its monetization strategy, its ability to control costs and expenses and to manage its growth effectively, market competition, and the macroeconomic and regulatory environment. The Company may fail to develop and improve its operational, financial and managerial controls, enhance its financial reporting systems and procedures, recruit, train and retain skilled professional personnel, or maintain customer satisfaction to effectively support and manage its future growth. If the Company invests substantial time and resources to expand its patent family but fails to manage the growth of its business and capitalize on its growth opportunities effectively, it may not be able to achieve profitability, and its business, financial condition, results of operations and prospects would be materially and adversely affected.

If Alpha Modus is unable to continue as a going concern, its securities will have little or no value.

Although the Company’s audited financial statements for the years ended December 31, 2025 and 2024, were prepared under the assumption that it would continue our operations as a going concern, the reports of its independent registered public accounting firm that accompanies its financial statements for the years ended December 31, 2025 and 2024, contain a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on its financial statements and results at that time, including its lack of current revenues, recurring losses from operations and net capital deficiency.

The Company expects to continue to incur significant expenses in 2026. The Company’s prior losses and potential expected future losses have had, and will continue to have, an adverse effect on its financial condition. In addition, continued operations and the Company’s ability to continue as a going concern may be dependent on its ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to it at all or will be available in sufficient amounts or on reasonable terms. The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty. If the Company is unable to generate sufficient additional funds in the future through operations, financings or from other sources or transactions, it will exhaust its resources and will be unable to continue operations. If it cannot continue as a going concern, its shareholders would likely lose most or all of their investment in it.

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

Alpha Modus is incurring significant legal, accounting and other expenses that it did not incur as a private company, and these expenses may increase more after Alpha Modus is no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, Alpha Modus is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Alpha Modus’ management and other personnel will need to devote a substantial amount of time to these public company requirements. Moreover, Alpha Modus expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase Alpha Modus’ operating loss. Alpha Modus may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

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

Alpha Modus’ CEO, William Alessi, is deemed to beneficially own or control in excess of ___ % of Alpha Modus’ common stock and 90% of Alpha Modus’ preferred stock. As a result, Alpha Modus is deemed to be a “controlled company” as defined under the listing rules of Nasdaq. Under Nasdaq listing rules, controlled companies are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. For as long as Alpha Modus remains a controlled company, Alpha Modus will be permitted to elect to rely on certain exemptions from Nasdaq’s corporate governance rules, including the following:

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

We previously believed that we may have been subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our Common Stock after December 31, 2022. Based on final regulations released by the Treasury and IRS, we no longer believe that we are subject to the Excise Tax, but if that conclusion is not correct, we could be subject to the Excise Tax.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other things, imposes a 1% excise tax on any publicly traded domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and because our securities trade on Nasdaq, we are a “covered corporation” within the meaning of the Inflation Reduction Act. The U.S. Department of the Treasury (the “Treasury”) was given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

On November 24, 2025, the Treasury and the Internal Revenue Service (“IRS”) issued final regulations under Internal Revenue Code (“IRC”) Section 4501 (Treasury Decision 10037). Under these final regulations, transition relief from the Excise Tax under Section 4501 is appropriate for certain types of stock issued prior to the date of enactment of the IRA if the covered corporation no longer has discretion as to whether to repurchase such stock after that date. These final regulations specifically incorporate transition relief for mandatorily redeemable stock and for stock subject by its terms to a unilateral put option of the holder, if such stock was outstanding prior to August 16, 2022.

While we previously believed that the Excise Tax may have applied to redemptions of our Class A common stock in connection with our Business Combination completed in 2024, based on the November 24, 2025, final regulations described above, we no longer believe the Excise Tax applies the Company’s prior common stock redemptions, since those redemptions occurred solely with respect to redeemable stock issued by the Company in its original IPO in September 2021, such that those redemptions are not treated as stock repurchases for purposes of IRC Section 4501 because that stock was outstanding prior to August 16, 2022. Accordingly, as of December 31, 2025, the Company’s financial statements reflect the removal of the Excise Tax liability of $2,348,302.

If our conclusions regarding the applicability of the transition relief provided by the November 24, 2025, final regulations described above are incorrect, we could still be subject to liability arising from the Excise Tax.

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

Additionally, we have issued debt instruments that permit the holders to convert their Company debt into Company common stock, and any such shares of common stock issued upon conversion would be dilutive to existing stockholders and when sold into the public markets may adversely the market price of the Company’s common stock.

In the future, we may also incur debt or issue other equity ranking senior to the Company’s common stock, like the Series C Preferred Stock. Those securities could generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Company’s common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital-raising efforts may reduce the market price of the Company’s common stock and be dilutive to existing stockholders.

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

On January 6, 2025, Alpha Modus received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company no longer met the minimum market value of publicly held shares (“MVPHS”) of $15,000,000 required by Nasdaq’s listing rules to be listed on the Nasdaq Global Market. On February 5, 2025, Alpha Modus received another written notice from Nasdaq indicating that the Company no longer met the minimum market value of listed securities (“MVLS”) of $50,000,000 required by Nasdaq’s listing rules to be listed on the Nasdaq Global Market. On July 10, 2025, Nasdaq approved the Company’s application to transfer its securities listings from the Nasdaq Global Market to the Nasdaq Capital Market, and the Company’s securities listings were transferred to the Nasdaq Capital Market on July 14, 2025. The listing transfer resolved the MVPHS and MVLS deficiencies.

On January 12, 2026, the Company received a written notice from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share, and, based upon the closing bid price of the Company’s common stock for the prior 30 consecutive business days, the Company no longer met this requirement. The Nasdaq rules provide the Company a compliance period of 180 calendar days from the date of the notice (or until July 13, 2026) in which to regain compliance with the Minimum Bid Price Requirement.

If Alpha Modus is unable to remain in compliance with the Nasdaq Capital Market’s listing rules, Nasdaq may take steps to delist the Company’s securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, Alpha Modus can provide no assurance that any action taken by it to restore compliance with listing requirements would allow its securities to become listed again, stabilize the market price or improve the liquidity of its securities, prevent its securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if Alpha Modus’ securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

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

We have concluded that our internal control over financial reporting was ineffective as of December 31, 2025 and 2024, because material weaknesses existed in our internal control over financial reporting. We have taken some measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, the existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our business and our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting.

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

Item 2. Properties.

The Company’s headquarters is a virtual facility with an address in Cornelius, North Carolina. Having a virtual headquarters has allowed Alpha Modus to operate with minimal overhead that was not needed to support its current staff. Operations, research and development functions are currently conducted virtually, and Alpha Modus believes its current virtual facility is adequate and suitable for its current needs. Alpha Modus’ plans to expand licensing the ‘571 family of patents through a small internal sales team will require Alpha Modus to secure a suitable alternative space to accommodate its operations. Alpha Modus does not own any real property. For the years ended December 31, 2025 and 2024, the Company’s facility expenses were $0 and $0, respectively.

Item 3. Legal Proceedings.

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of the date of this report, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as disclosed in Item 1 above in the subsection “Legal Proceedings,” which disclosure is incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock and public warrants are listed on the Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (the “Nasdaq”), under the symbols “AMOD” and “AMODW,” respectively. During the years ending December 31, 2025 and 2024, there was limited trading of our common stock, and, therefore, the high and low trading price information for our shares for each quarter for the last two years, through the year ended December 31, 2024, as reported by OTCMarkets.com, is as follows:

2025 FISCAL YEAR	High	Low
First Quarter	$6.0199	$1.02
Second Quarter	$1.62	$1.01
Third Quarter	$2.6	$0.8605
Fourth Quarter	$1.3	$0.40

2024 FISCAL YEAR	High	Low
First Quarter	$10.79	$10.68
Second Quarter	$11.9899	$10.77
Third Quarter	$11.5	$11.27
Fourth Quarter	$13.49	$2.2

Record Holders

As of _________, 2026, there were _____________ shares of our Class A common stock issued and outstanding, which shares were owned by approximately ________ holders of record, based on information provided by our transfer agent.

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

Recent Sales of Unregistered Securities

On October 24, 2025, the Company entered into consulting agreements with Rucus Holdings LLC (“Rucus”) and Leron Group LLC (“Leron”), pursuant to which Rucus and Leron would provide marketing and sales services to the Company in connection with the rollout of the Company’s financial services kiosks with a major US retailer, and the Company would issue Rucus 250,000 shares of Class A common stock, and the Company would issue Leron 4,000,000 shares of Class A common stock. Such shares were issued to Rucus and Leron on or about January 20, 2026.

On or about January 20, 2026, the Company issued 66,721 shares of Class A common stock to each of the four non-employee directors of the Company (William Ullman, Greg Richter, Michael Garel, and Scott Wattenberg) in consideration of (i) each of the directors’ $25,000 quarterly equity fee for the fourth quarter of 2025 pursuant to their director agreements, valued based on the 10-day average closing price of the Company’s common stock as of the end of the fourth quarter of 2025, or approximately $0.5457 per share and (ii) each of the directors’ $25,000 quarterly equity fee for the third quarter of 2025 pursuant to their director agreements, valued based on the 10-day average closing price of the Company’s common stock as of the end of the third quarter of 2025, or approximately $1.196 per share.

On or about January 20, 2026, the Company issued 166,801 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of (i) his $62,500 quarterly equity fee for the fourth quarter of 2025 pursuant to his employment agreement, valued based on the 10-day average closing price of the Company’s common stock as of the end of the fourth quarter of 2025, or approximately $0.5457 per share, and (ii) his $62,500 quarterly equity fee for the third quarter of 2025 pursuant to his employment agreement, valued based on the 10-day average closing price of the Company’s common stock as of the end of the third quarter of 2025, or approximately $1.196 per share.

On or about January 20, 2026, the Company issued 54,249 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of (i) his $18,000 quarterly equity fee for the fourth quarter of 2025 pursuant to his employment agreement, valued based on the closing price of the Company’s common stock as of the end of the fourth quarter of 2025, or approximately $0.4601 per share, and (ii) his $18,000 quarterly equity fee for the third quarter of 2025 pursuant to his employment agreement, valued based on the closing price of the Company’s common stock as of the end of the third quarter of 2025, or approximately $1.19 per share.

On or about January 20, 2026, the Company issued 119,752 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $65,342.47 equity fee for September 16, 2025, through December 31, 2025 ($225,000 per year) pursuant to his employment agreement, valued based on the 10-day average closing price of the Company’s common stock as of the end of the fourth quarter of 2025, or approximately $0.5457 per share.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We reserve the right to not provide the Selected Financial Data in our future filings.

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

Critical Accounting Policies and Estimates

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

Results of Operations

For the year ended December 31, 2025, compared to the year ended December 31, 2024

Revenue

Alpha Modus had $7,138 and $0 in royalty revenue during the years ended December 31, 2025 and 2024, respectively.

Operating Expenses

Alpha Modus had operating expenses of $5,251,326 for the year ended December 31, 2025, compared to $834,895 for the year ended December 31, 2024. The increase was primarily due to an increase in professional fees and increased consulting, insurance, payroll and public company expenses.

Other Income/Expenses

Alpha Modus had total other expense of $2,777,047 for the year ended December 31, 2025, $3,981,641 of which was interest expense, $803,680 of which was a gain in change in fair value of warrants liability, $1,053,084 of which was a gain of change in fair value of earnout shares liability and $760,302 of which was loss on settlement of debt, as compared to total other income of $4,938,162, $168,886 of which was interest expense, $13,226,926 of which was a forbearance fee expense, $397,553 of which was a loss in change in fair value of warrants liability and $18,731,514 of which was a gain of change in fair value of earnout shares liability during the year ended December 31, 2024.

Net Income

Alpha Modus had a net loss of $8,021,235 for the year ended December 31, 2025, compared to a net income of $4,103,067 for the year ended December 31, 2024. The net loss during the year ended December 31, 2025 was primarily due to increase in operating expenses and the increase in interest expenses together with the gain in change in fair value of earnout shares of $1,053,084, gain in change in fair value of warrants liability of $803,680 and loss on settlement of debt of $760,302 as compared to the net income during the year ended December 31, 2024 comprised of the gain in change in fair value of earnout shares of $18,731,514, loss in change in fair value of warrants liability of $397,553 and forbearance fee expense of $13,226,926 as described above.

Liquidity and Capital Resources

As of December 31, 2025, Alpha Modus had cash of $68,000. We do not have sufficient resources to effectuate our business. We expect to incur significant expenses during the next twelve months of operations, including as a result of becoming a public company. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we believe we will need to raise a minimum of an additional $2,500,000. These factors, along with the lack of current Company revenues, raise substantial doubts about Alpha Modus’ ability to continue as a going concern.

Operations used cash of $3,210,182 for the year ended December 31, 2025, compared to $1,676,499 used for the year ended December 31, 2024.

We used $8,050 to acquire equipment in the year ended December 31, 2025 compared to $2,537 in cash acquired with the business combination but incurred $361,643 in acquisition costs in the year ended December 31, 2024.

We had net cash provided by financing activities for the year ended December 31, 2025, of $2,550,418, compared to $2,664,610 for the year ended December 31, 2024.

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

DECEMBER 31, 2025

FINANCIAL STATEMENT TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alpha Modus Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alpha Modus Holdings, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2026

ALPHA MODUS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$68,000	$735,814
Royalty receivable	7,138	-
Prepaid expenses	603,267	841,637
Employee advance	7,500	-
Franchise tax receivable	121,872	125,068
Total current assets	807,777	1,702,519

Property, plant and equipment, net	8,050	-
Total assets	$815,827	$1,702,519

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$609,030	$16,487
Accrued liabilities	143,730	37,252
Accrued liabilities payable to related party	252,830	-
Accrued interest payable to related party	188,142	79,859
Excise tax payable	-	2,348,302
Financing payable	464,000	663,582
Convertible notes payable, net of discount	631,842	-
Convertible notes payable - related party, net of discount	5,159,534	35,000
Note payable - related party, net of discount	-	1,375,691
Earnout shares and sponsor earnout shares liability	-	1,053,084
Warrant liability	1,146,373	1,950,053
Total current liabilities	8,595,481	7,559,310

Convertible notes payable, net of discount, non-current	-	2,934,543
Total liabilities	8,595,481	10,493,853

Commitments and contingencies

Mezzanine equity
Series C preferred stock, $0.001 par value, 8,500,000 shares authorized, 4,300,000 and 7,500,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	41,170,508	71,809,025

Stockholders’ deficit
Common stock, $0.0001 par value, 228,500,000 shares authorized, 42,567,644 and 12,455,252 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4,257	1,246
Additional paid-in capital	50,546,906	13,226,787
Accumulated deficit	(99,501,325)	(93,828,392)
Total stockholders’ deficit	(48,950,162)	(80,600,359)
Total liabilities, mezzanine equity and stockholders’ deficit	$815,827	$1,702,519

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2025	December 31, 2024

Royalty Income	$7,138	$-

Operating expenses
General and administrative expenses	3,159,313	396,434
Professional fees	2,092,013	438,461
Total operating expenses	5,251,326	834,895
Operating loss	(5,244,188)	(834,895)

Other income (expenses)
Patent infringement income	108,096	-
Interest income	36	13
Change in fair value of earnout shares liability	1,053,084	18,731,514
Change in fair value of warrants liability	803,680	(397,553)
Loss on settlement of debt	(760,302)	-
Forbearance fee expense	-	(13,226,926)
Interest expense	(3,981,641)	(168,886)
Total other income (expense)	(2,777,047)	4,938,162
Income (loss) before income tax expense	(8,021,235)	4,103,267
Income tax expense	-	(200)
Net loss	$(8,021,235)	$4,103,067

Loss per share, class A common stock – basic	$(0.29)	$0.73
Weighted average number of shares of class A common stock – basic	27,306,097	5,640,991

Loss per share, class A common stock – diluted	$(0.29)	$0.13
Weighted average number of shares of class A common stock – diluted	27,306,097	32,175,764

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock ($0.0001 Par)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	3,500,000	$350	$2,697,132	$(3,662,806)	$(965,324)
Imputed interest discounts on related party notes	-	-	-	14,087	14,087
Shares issued for note extension with related party	1,400,000	140	34,860	-	35,000
Shares issued for cash and financing incentive	1,000,000	100	24,900	-	25,000
Shares issued for services	245,000	25	6,100	-	6,125
Shares cancelled per forfeiture agreement	(850,000)	(85)	85	-	-
Effect of recapitalization merger	5,767,944	577	(2,763,077)	(94,282,740)	(97,045,240)
Shares issued for forbearance fee	1,392,308	139	13,226,787	-	13,226,926
Net loss for the year	-	-	-	4,103,067	4,103,067
Balance, December 31, 2024	12,455,252	1,246	13,226,787	(93,828,392)	(80,600,359)
Shares issued for services	894,524	89	771,978	-	772,067
Shares issued for conversion of accrued interest	138,000	14	178,006	-	178,020
Shares issued for financing incentive	1,250,000	125	1,437,375	-	1,437,500
Shares issued for conversion of note payable	3,000,000	300	3,749,700	-	3,750,000
Shares issued for conversion of preferred series C shares	26,079,868	2,608	30,635,909	-	30,638,517
Shares repurchased and cancelled	(1,250,000)	(125)	-	-	(125)
Warrants issued with convertible notes payable	-	-	547,151	-	547,151
Reversal of excise tax liability	-	-	-	2,348,302	2,348,302
Net loss for the year	-	-	-	(8,021,235)	(8,021,235)
Balance, December 31, 2025	42,567,644	$4,257	$50,546,906	$(99,501,325)	$(48,950,162)

The accompanying notes are an integral part of the consolidated financial statement.

ALPHA MODUS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income (loss)	$(8,021,235)	$4,103,067
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,199,320	94,168
Shares issued for services	772,067	6,125
Shares issued for forbearance fee	-	13,226,926
Default penalties and interest on notes payable	1,276,447	-
Change in fair value of warrant liability	(803,680)	397,553
Change in fair value of earnout shares liability	(1,053,084)	(18,731,514)
Loss on extinguishment of debt	760,302	-
Change in assets and liabilities:
Royalty receivable	(7,138)	-
Other receivable	3,196	17,224
Prepaid expenses	238,369	(801,386)
Employee advance	(7,500)	-
Accounts payable and accrued expenses	960,698	41,893
Accrued expenses - related party	252,830	(88,350)
Accrued interest payable - related party	219,226	57,795
Net cash used in operating activities	(3,210,182)	(1,676,499)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,050)	-
Cash acquired with merger	-	2,537
Acquisition costs	-	(361,643)
Net cash provided by investing activities	(8,050)	(359,106)

Cash flows from financing activities:
Proceeds from notes payable to related party	2,800,000	500,000
Repayment of notes payable to related party	(800,000)	(123,972)
Repayment of due to investor	-	(1,000,000)
Proceeds from convertible notes payable	1,250,000	2,600,000
Repayment of convertible notes payable	(500,000)	-
Proceeds from financing payable	464,000	663,582
Repayment of financing payable	(663,582)	-
Proceeds from sale of common stock	-	25,000
Net cash provided by financing activities	2,550,418	2,664,610
Net change in cash	(667,814)	629,005

Cash at beginning of period	735,814	106,809
Cash at end of period	$68,000	$735,814

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$200

Supplemental non-cash investing and financing information
Common shares issued as financing incentive	$1,437,375	$-
Common shares issued from conversion of preferred series C shares	$30,638,517	$-
Common shares issued from conversion of convertible notes payable	$3,750,000	$-
Warrants issued with convertible notes payable	$547,151	$-
Reversal of excise tax liability	$2,348,302	$-
Net assets and liabilities assumed in the merger	$-	$(25,236,215)
Common shares cancelled per forfeiture agreement	$-	$85
Shares issued to related party applied directly against accumulated deficit	$-	$35,000
Discounts on notes payable applied directly against accumulated deficit	$-	$14,087

The accompanying notes are an integral part of the consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

While we previously believed that the Excise Tax may have applied to redemptions of our Class A common stock in connection with our Business Combination completed in 2024, based on the November 24, 2025, final regulations, we no longer believe the Excise Tax applies to the Company’s prior common stock redemptions, since those redemptions occurred solely with respect to redeemable stock issued by the Company in its original IPO in September 2021, such that those redemptions are not treated as stock repurchases for purposes of IRC Section 4501 because that stock was outstanding prior to August 16, 2022. Accordingly, as of December 31, 2025, the Company’s financial statements reflect the removal of the Excise Tax liability of $2,348,302.

If our conclusions regarding the applicability of the transition relief provided by the November 24, 2025, final regulations described above are incorrect, we could still be subject to liability arising from the Excise Tax.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses. On December 31, 2025, we had $68,000 in cash. Our net loss incurred for the year ended December 31, 2025 was $8,021,235. The working capital deficit was $7,787,704 on December 31, 2025. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms. The Company performs ongoing credit evaluation of its customers and management closely monitors outstanding receivables based on factors surrounding the credit risk of specific customers, historical trends, and other information. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue recognition occurs at the time sales are recorded by the customers, in accordance with royalty agreements, provided there are no material remaining performance obligations required of the Company or any matters of customer acceptance.

Patent Infringement Income

The Company has determined that income derived from patent infringement settlements are not in line with the Company’s main revenue stream of patent royalties and that these patent infringement settlements should be recorded as other income. If funds are received by the Company’s legal counsel and legal fees are withheld from these funds, then the income would be reported as the net amount received by the Company from its legal counsel. Any funds received directly by the Company will be recorded at the gross amount received, with any related legal fees paid would be recorded as legal fees.

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

Net (Loss) Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 43,419,690 and 26,534,773 dilutive shares of common stock derived from six convertible notes and the series C preferred stock as of December 31, 2025 and 2024, respectively.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share:

	For the Years Ended
Numerator	December 31, 2025	December 31, 2024
Net Income (Loss)	$(8,021,235)	$4,103,067
Amortization of Debt Discounts	-	9,543
Interest Expense	-	14,450
Adjusted Net Income (Loss)	$(8,021,235)	$4,127,060

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	27,306,097	5,640,991
Dilutive Shares	-	26,534,773
Diluted Weighted Average Number of Shares Outstanding during Period	27,306,097	32,175,764

Diluted Net Income (Loss) per Share	$(0.29)	$0.13

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of December 31, 2025 and 2024. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 31, 2025 and 2024.

Stock-Based Compensation

For stock-based transactions, compensation expense is recognized over the requisite service period, which is generally the vesting period, based on the estimated fair value on the grant date of the award.

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

Series C Preferred Stock

During the year ended December 31, 2024, the Company amended and restated its charter to include the designation of a Series C Preferred Stock. The Amended and Restated Charter authorizes the issuance of 8,500,000 shares of preferred stock, 7,500,000 shares of which have been designated as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), and 1,000,000 shares of which will be undesignated. Based on the characteristics and rights of the Series C Preferred Stock, the Company is reporting it as Mezzanine Equity (Temporary Equity) on its consolidated balance sheets. These shares were valued at the date of issuance using a Monte Carlo Simulation model. The Company determined that subsequent changes to the carrying value of the series C preferred shares will not be recognized until Redemption becomes probable of occurring. Alpha Modus shall be obligated to pay holders the Liquidation Value to redeem the Series C Preferred Stock upon the occurrence of a Deemed Liquidation Event (as defined below) or Trigger Event (as defined below). “Deemed Liquidation Event” generally means (a) a merger or consolidation where Alpha Modus or a subsidiary is a party to the merger and Alpha Modus issues shares of stock (except for domicile mergers and mergers not constituting a change of control); (b) Alpha Modus issues convertible or equity securities that senior to the Series C Preferred Stock in any respect; (c) a holder does not receive conversion shares upon conversion of the Series C Preferred Stock within 5 trading days due to the occurrence of an event that is solely within the control of Alpha Modus; (d) trading of the common stock is halted or suspended for 10 or more consecutive trading days due to the occurrence of an event that is solely within the control of Alpha Modus; or (e) a sale or other disposition of substantially all the assets of Alpha Modus that is not approved by the holders of the Series C Preferred Stock. See Note 9 – Mezzanine Equity and Note 10 – Stockholders’ Equity for further details.

Recent Accounting Pronouncements

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements, except as noted below.

The Company adopted ASU 2023-09 – “Income Tax Disclosures” required for periods beginning after December 31, 2024. The Company has provided additional disclosures in the income tax footnote (see Note 11) as required.

The Company has elected the early adoption of ASU 2025-11 for clarifying and improving interim reporting guidance under ASC 270. There are no material changes to the Company’s financial reporting under this guidance.

NOTE 3 – RELATED PARTY TRANSACTIONS

On January 17, 2023, the Company and Janbella Group, LLC (“Janbella”), which is controlled by Alessi, entered into a secured convertible promissory note for $412,500. The note included the $75,000 balance as of December 31, 2022, an additional $300,000, and an OID of $37,500. The note matures on January 17, 2024. The OID of $37,500 was recorded as a debt discount and was being amortized over the life of the original note ending on January 17, 2024. On August 31, 2023, the Company and Janbella entered into an Amended and Restated 12% Senior Secured Promissory Note for $453,750. This note was a modification of the $412,500 note dated January 17, 2023. The Company treated this as a modification of debt. All assets of the Company are collateral for the note. In the event of a Qualified Offering prior to the maturity date, at the option of Janbella, for every dollar received in a Qualified Offering, Janbella would receive $0.50, until the outstanding principal and interest are paid. Janbella is managed by Alessi. The note is convertible at a conversion price of $1.00. In the event of a merger or consolidation, the payment due to Janbella is 200% of the principal. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,747 of this discount. There was a one-time interest charge of 10%, or $41,250, which was recorded as original interest discount and is being amortized over the life of the original note ending on January 17, 2024. During the year ended December 31, 2023, the Company amortized $39,329 of this discount. As of December 31, 2023, there was a balance remaining of $1,921. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,921 of this discount. On March 29, 2024, the Company extended this note to June 7, 2024 and issued 1,400,000 shares of common stock to the JanBella. The stock was valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance was $0 and $453,750, with accrued interest $0 and $73,810, respectively.

On August 31, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $27,273, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $18,157 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance on this note was $0 and $300,000, respectively.

On November 6, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $221,941. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $16,804, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $13,713 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance on this note was $0 and $221,941, respectively.

On February 28, 2024, the Company and Janbella entered into a verbal agreement for a $100,000 0% Senior Secured Promissory Note. On May 17, 2024, the Company and Janbella formalized the February 28, 2024 verbal agreement by entering into an 0% Senior Secured Promissory Note for $400,000 and JanBella funded an additional $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $14,087, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $14,087 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On December 24, 2024, the Company and Janbella entered into a verbal agreement for an additional $100,000 0% Senior Secured Promissory Note. On December 13, 2024 as part of the business combination, the Company paid $100,000 on this balance. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance on this note was $0 and $400,000, respectively.

On March 14, 2025, the Company and Janbella entered into a verbal agreement for an additional $400,000 0% Senior Secured Promissory Note. Between March and April, 2025, the Company received $400,000 as part of this verbal agreement. On May 5, 2025, the Company paid $400,000 towards the balance of this note. During June 2025, the Company received an additional $400,000 under the verbal agreement. On July 11, 2025, the Company repaid the additional $400,000. As of December 31, 2025 and 2024, the balance on this note was $0 and $0, respectively.

On August 18, 2025, the Company renegotiated the notes with JanBella. All notes were in default. In the new agreement, JanBella elected to retain the default penalties and interest on the notes and elected to forgive the default status and extend the notes to February 1, 2026. The adjusted balance of the notes with the default penalties and interest is $2,747,038. The Company recognized interest expense of $1,276,447 for the default penalties and interest on the notes. The interest rate on all notes was set at 8.00% and the notes became convertible at a fixed price of $1.10. The Company is currently negotiating extensions for these notes. As of December 31, 2025 and 2024, the balance on this consolidated note was $2,747,308 and $0 and accrued interest was $82,411 and $0, respectively.

On July 10, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an unsecured Promissory Note for $2,142,857. The note matures on April 30, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $642,857. This discount is being amortized over the life of the original note ending on April 30, 2026. This note is convertible at a fixed price of $5.00. During the year ended December 31, 2025, the Company amortized $306,458 of this discount. As of December 31, 2025 and 2024, the balance was $2,142,857 and $0, with accrued interest $82,857 and $0, respectively.

On September 16, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an unsecured Promissory Note for $714,286. The note matures on September 15, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $214,286. This discount is being amortized over the life of the original note ending on September 15, 2026. This note is convertible at a fixed price of $5.00. During the year ended December 31, 2025, the Company amortized $71,037 of this discount. As of December 31, 2025 and 2024, the balance was $714,286 and $0, with accrued interest $16,825 and $0, respectively.

During the year ended December 31, 2025, the Company’s CEO, William Alessi, paid various expenses on his credit cards in behalf of the Company. The Company reimburses Mr. Alessi for these charges. As of December 31, 2025, there was a balance due Mr. Alessi of $252,830, which has been reported as an accrued liability payable to a related party on the financial statements.

Convertible Promissory Note

On July 25, 2024, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. This note is currently in default. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of December 31, 2025 and 2024, the balance on this note was $35,000.

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

The Company recorded a debt discount of $290,000 in connection with this Note. During the year ended December 31, 2024, the Company amortized $9,543 as debt discount interest expense. As of December 31, 2024, the balance of the debt discount was $280,457. During the three months ended March 31, 2025, the Company amortized $124,058 as debt discount interest expense. As of March 31, 2025, the balance of the debt discount was $156,399. On April 28, 2025, the Company amortized the remaining balance of $156,399 as part of the note amendment. Per ASC 470, the Company evaluated the consideration given for the amendment to the note and determined that the note was extinguished, based on the conclusion that there was a greater than 10% change in the present value of the cash flows of the new loan, compared to the old loan. The Company recognized a loss on extinguishment of debt of $598,324 in relation to this note amendment. On April 28, 2025, the Company issued 1,250,000 shares of common stock as financing incentive in connection with the amendment. These shares were valued at $1.15 per share for a total value of $1,437,500. Streeterville paid $125 for these shares and the Company recorded a debt discount on the amended note of $1,437,375. During the year ended December 31, 2025, the Company fully amortized $1,437,375 of the debt discount as debt discount interest expense because the note was paid in full. As of December 31, 2025, the balance of the debt discount was $0. During the year ended December 31, 2025, the Company issued 3,000,000 shares of common stock pursuant to conversion notices for $3,750,000 in principal and accrued interest. During July 2025, the Company’s legal counsel paid the remaining balance of $11,312 towards the note and then billed the Company for this amount, which was subsequently paid. As of December 31, 2025 and 2024, the balance was $0 and $2,890,000 with accrued interest of $0 and $14,450, respectively.

Loeb & Loeb, LLP Convertible Note

On December 13, 2024, the Company entered into an unsecured Convertible Promissory Note for $325,000 with Loeb & Loeb, LLP for services rendered in connection with the business combination.

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

This note is currently in default. As of December 31, 2025 and December 31, 2024, the balance was $325,000 and $325,000, respectively.

Other Convertible Notes

On May 1, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $500,000 (the “Note”) to a lender. The Note bears interest of 15% and matures on April 30, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 90% (representing a discount of 10%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Note is not convertible below a floor price of $1.25 per share. On July 17, 2025, the Company elected to pay $500,000 towards this note. The Company also issued 138,000 shares of common stock to the noteholder for $16,042 in accrued interest. These shares were valued at $178,020 and the Company recognized a loss of settlement of debt of $161,978. As of December 31, 2025 and 2024, the balance on this note was $0 and $0 and accrued interest was $0 and $0, respectively.

On October 16, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $400,000 (the “Note”) to a lender. The Note bears interest of 7% and matures on October 16, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Company issued 363,636 warrants in conjunction with this promissory note. These warrants are exercisable at $1.10 per share and mature on October 16, 2030. Per ASC 470, the proceeds received must be allocated between the convertible note and the warrants were classified as equity per ASC 815. The Company valued these warrants at $297,151on the date of issuance using a binomial model and recorded a debt discount for $297,151 on the note, which will be amortized over the life of the note. The binomial valuation model was based on the following assumptions: (1) expected volatility of 93.23%, (2) weighted average risk-free interest rate of 3.55% and (3) expected life of 5.00 years. During the year ended December 31, 2025, the Company amortized $62,043 of this debt discount. As of December 31, 2025, there was a debt discount balance of $235,109 remaining. As of December 31, 2025 and 2024, the balance on this note was $400,000 and $0 and accrued interest was $5,989 and $0, respectively.

On October 31, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $250,000 (the “Note”) to a lender. The Note bears no interest and matures on October 30, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Company issued 1,000,000 warrants in conjunction with this promissory note. These warrants are exercisable at $1.00 per share and mature on October 30, 2030. Per ASC 470, the proceeds received must be allocated between the convertible note and the warrants were classified as equity per ASC 815. The Company valued these warrants at $777,956 on the date of issuance using a binomial model and recorded a debt discount for $250,000 on the note, which will be amortized over the life of the note. The binomial valuation model was based on the following assumptions: (1) expected volatility of 92.98%, (2) weighted average risk-free interest rate of 3.71% and (3) expected life of 5.00 years. During the year ended December 31, 2025, the Company amortized $41,896 of this debt discount. As of December 31, 2025, there was a debt discount balance of $208,104 remaining. As of December 31, 2025 and 2024, the balance on this note was $250,000 and $0, respectively.

On December 30, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $110,000 (the “Note”) to a lender. The Note bears interest of 7% and matures on December 29, 2026. The principal balance may be repaid at any time. The Note contained an original issue discount of $10,000 and the Company received $100,000 in cash. The Note can be converted at any time following six months after the issuance. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. During the year ended December 31, 2025, the Company amortized $55 of the debt discount leaving a balance of $9,945 as of December 31, 2025. As of December 31, 2025 and 2024, the balance on this note was $110,000 and $0 and accrued interest was $43 and $0, respectively.

NOTE 5 – FINANCING PAYABLE

On December 16, 2024, the Company entered into a financing arrangement for an insurance policy. The Company financed $663,582 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $68,642 with the first payment being due on January 16, 2025. During the year ended December 31, 2025, the company made all ten payments totaling $685,109, of which $663,582 was principal and $21,527 was interest. As of December 31, 2025 and 2024, the balance of this financing arrangement was $0 and $663,582, respectively.

On December 16, 2025, the Company entered into a financing arrangement for an insurance policy. The Company financed $464,000 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $47,686 with the first payment being due on January 16, 2026. As of December 31, 2025 and 2024, the balance of this financing arrangement was $464,000 and $0 and accrued interest was $1,160 and $0, respectively.

NOTE 6 – WARRANTS

As of December 31, 2025 and 2024, the Company has 12,000,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

The fair value of financial instruments on December 31, 2025 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$658,800	$-
Derivative liabilities-private warrants	$-	$487,573	$-
Derivative liabilities-earnout shares	$-	$-	$-
Derivative liabilities-sponsor earnout shares	$-	$-	$-
Total	$-	$1,146,373	$-

Mezzanine Equity:
Series C preferred stock	$-	$-	$41,170,508

The fair value of financial instruments on December 31, 2024 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$-	$1,020,000
Derivative liabilities-private warrants	$-	$-	$930,053
Derivative liabilities-earnout shares	$-	$-	$785,351
Derivative liabilities-sponsor earnout shares	$-	$-	$267,733
Total	$-	$-	$3,003,137

Mezzanine Equity:
Series C preferred stock	$-	$-	$71,809,025

The initial and subsequent fair values of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. For the year ended December 31, 2025 and 2024, the Company recognized a gain in the statement of operations resulting from an decrease in the fair value of warrant liabilities of $803,680 for the year ended December 31, 2025 and recognized a loss in the statement of operations resulting from an increase in the fair value of warrant liabilities of $397,553 for the year ended December 31, 2024, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Exercise price	$11.5000	$11.5000
Stock price	$0.4601	$3.0000
Public warrant price	$0.0549	$0.0850
Volatility	92.40%	33.50%
Risk-free rate	3.64%	4.38%
Dividend yield	0.00%	0.00%

The initial fair value of the Company Earnout Shares and the fair value of the Sponsor Earnout Shares have been estimated using a Monte Carlo simulation model. For the year ended December 31, 2025 and 2024, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of liabilities of approximately $1,053,084 and $18,731,514, respectively, presented as change in fair value of derivative earnout shares and sponsor earnout shares liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Stock price	$0.4601	$3.0000
Volatility	25.80%	33.50%
Risk-free rate	3.64%	4.38%
Dividend yield	0.00%	0.00%

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

On June 30, 2025, the Company issued 26,079,868 shares of common stock for the conversion of 3,200,000 shares of preferred series C stock. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity. As of December 31, 2025 and 2024, there were 4,300,000 and 7,500,000 shares of series C preferred stock issued and outstanding, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Amended and Restated Charter authorizes the issuance of 8,500,000 shares of preferred stock, 7,500,000 shares of which have been designated as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), and 1,000,000 shares of which will be undesignated (see Note 9 – Mezzanine Equity). As of December 31, 2025 and 2024, there were 0 shares of preferred stock issued and outstanding.

The Series C Preferred Stock has the following rights:

I.	Ranking. The Series C Preferred Stock will rank senior to the Alpha Modus common stock and other classes of Alpha Modus preferred stock with respect to rights upon liquidation, winding up or dissolution.

II.	Voting. Each share of Series C Preferred Stock shall entitle the holder to one vote on all matters submitted to the vote of Alpha Modus’ shareholders;

III.	Dividends. The Series C Preferred Stock shall be treated pari passu with the Alpha Modus common stock except that the dividends per share payable on the Series C Preferred Stock shall equal the dividend per share declared on each share of Alpha Modus common stock multiplied by $10.00 (the “Face Value”) and divided by the applicable Conversion Price (as defined below). “Conversion Price” means a price per share equal to the lesser of either the Face Value, or (a) if no Trigger Event (as defined below) has occurred, 100% of the average of the 5 lowest closing bid prices of the Alpha Modus common stock during the 10 days preceding the conversion notice date (the “Measurement Period”), not to exceed 100% of the lowest sales price on the last day of the Measurement Period, or (b) following any Trigger Event, 50.0% of the average of the lowest closing bid prices of the common stock during the Measurement Period, not to exceed 50.0% of the lowest sales price on the last day of such Measurement Period. “Trigger Event” generally means (a) a failure of a holder of Series C Preferred Stock to receive conversion shares when required or any agreement between Alpha Modus and the Series C Preferred Stockholder that is either (x) related to the payment of cash or delivery of conversion shares, or (y) curable, has not occurred before, and is not cured within 5 trading days of notice; (c) Alpha Modus’ suspension from trading or delisting from its principal trading exchange or market; (d) notification of an intention for Alpha Modus or its transfer agent not to comply with a conversion notice; (e) Alpha Modus’ bankruptcy, insolvency, reorganization, liquidation or similar proceedings; (f) the appointment of a custodian, receiver or similar official for Alpha Modus; (g) the entry of judgments against Alpha Modus in excess of $500,000 which are not stayed or satisfied within 30 days of entry; (h) Alpha Modus’ failure to comply with reporting requirements of Securities Exchange Act; (i) the initiation of any regulatory, administrative or enforcement proceeding against Alpha Modus; or (j) any material provision of the designation of the Series C Preferred Stock ceases to be valid or is contested.

IV.	Liquidation. Upon any liquidation, dissolution or winding up of Alpha Modus, holders of Series C Preferred Stock shall be paid the Face Value per share, plus any accrued but unpaid dividends (the “Liquidation Value”).

V.	Redemption. Alpha Modus shall be obligated to pay holders the Liquidation Value to redeem the Series C Preferred Stock upon the occurrence of a Deemed Liquidation Event (as defined below) or Trigger Event (as defined below). “Deemed Liquidation Event” generally means (a) a merger or consolidation where Alpha Modus or a subsidiary is a party to the merger and Alpha Modus issues shares of stock (except for domicile mergers and mergers not constituting a change of control); (b) Alpha Modus issues convertible or equity securities that senior to the Series C Preferred Stock in any respect; (c) a holder does not receive conversion shares upon conversion of the Series C Preferred Stock within 5 trading days due to the occurrence of an event that is solely within the control of Alpha Modus; (d) trading of the common stock is halted or suspended for 10 or more consecutive trading days due to the occurrence of an event that is solely within the control of Alpha Modus; or (e) a sale or other disposition of substantially all the assets of Alpha Modus that is not approved by the holders of the Series C Preferred Stock.

VI.	Conversion. Shares of Series C Preferred Stock are not convertible until 18 months following Closing of the Business Combination so long as a Trigger Event has not occurred. Beginning 18 months following Closing of the Business Combination, or following the occurrence of a Trigger Event, shares of Series C Preferred Stock are convertible at election of the holder at the then-applicable Conversion Price.

Common Stock

Class A Common Stock -The Company is authorized to issue 228,500,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 42,567,644 and 12,455,252 shares of Class A common stock issued and outstanding, respectively.

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

On April 11, 2024, the Company entered into an agreement to retain Maxim Group LLC (“Maxim”) to provide capital market advisory and investment banking services to the Company. The Company shall issue to Maxim (or its designees) an aggregate of 50,000 shares of Class A common stock, which shall be converted into shares of the surviving publicly traded entity (the “Capital Markets Advisory Fee Stock”). The Capital Markets Advisory Fee Stock issued to Maxim shall be registered in the Company’s S-4 Registration Statement (in connection with the De-SPAC Transaction), unrestricted and freely tradeable. In connection with the closing of the De-SPAC Transaction, the Company shall pay to Maxim a non-refundable advisory fee of $300,000, payable upon the Company or its successor’s first capital raise (including any self-directed capital raises) after the closing of the De-SPAC Transaction (the “Advisory Fee”). The 50,000 shares of common stock have been valued at $0.025 per share for a total value of $1,250. The Company recognized $1,250 in stock-based compensation expense.

On May 14, 2024, the Company entered into an agreement with Pickwick Capital Partners, LLC (“Pickwick”). The Company and Pickwick previously entered into a certain letter agreement dated March 7, 2023, pursuant to which Pickwick would provide the Company corporate finance and strategic advisory services, and would be compensated for those services (the “Letter Agreement”). During the term of the Letter Agreement, Pickwick introduced the Company to Insight Acquisition Corp., a special purpose acquisition company (“Insight”), and the Company and Insight have entered into a business combination agreement (the “Business Combination”), thereby entitling Pickwick to payment of a success fee under the Letter Agreement. This agreement determined the value of the success fee and method of payment. In accordance with this agreement, the Company issued 195,000 shares of Class A common stock to Pickwick. These shares were valued at $0.025 per share for a total value of $4,875. The Company recognized $4,875 in stock-based compensation expense.

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

On January 5, 2025, the Company issued 2,632 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on January 5, 2025 at $2.70 per share. The Company recognized $28,425 in stock-based compensation expense.

On January 5, 2025, the Company issued 11,000 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts with the merger. These shares were valued of the closing price of the Company’s common stock on January 5, 2025 at $2.70 per share. The Company recognized $29,700 in stock-based compensation expense.

On April 28, 2025, the Company issued 1,250,000 shares of Class A common stock to Streeterville Capital, LLC as a financing incentive in association with the note amendment entered into by the lender and the Company. These shares were valued as of the closing price of the Company’s common stock at $1.15 per share. Streeterville Capital, LLC paid $125 for these shares and the Company recognized $1,437,375 as a debt discount against the convertible note and will amortize the discount over the remaining life of the convertible note. On August 5, 2025, these shares were repurchased by the Company for $125 and immediately cancelled.

On April 29, 2025, the Company issued 15,690 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on April 29, 2025 at $1.22 per share. The Company recognized $76,567 in stock-based compensation expense.

On April 29, 2025, the Company issued 39,266 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on April 29, 2025 at $1.22 per share. The Company recognized $47,905 in stock-based compensation expense.

On May 27, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with four family trusts of the Company’s CEO, William Alessi, pursuant to which the trusts would exchange an aggregate of 3,200,000 shares of Series C Preferred Stock (800,000 shares held in the name of The WRA 2023 Irrevocable Trust, 800,000 shares held in the name of The Janet Alessi 2023 Irrevocable Trust, 800,000 shares held in the name of The Isabella Alessi 2023 Irrevocable Trust, and 800,000 shares held in the name of The Kim Alessi Richter Irrevocable Trust, all of which are deemed to be beneficially owned by Mr. Alessi as Mr. Alessi’s spouse is the trustee of each of the trusts) for an aggregate of 26,079,868 shares of Class A common stock (with each of the trusts being issued 6,519,967 shares of common stock). In the Exchange Agreement, each of the trusts agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 30, 2025, the trusts’ preferred shares were cancelled, and 26,079,868 shares of Class A common stock were issued to the trusts. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity.

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

On July 17, 2025, the Company issued 138,000 shares of Class A common stock to a noteholder for $16,042 in accrued interest. These shares were valued as of the closing price of the Company’s common stock on July 17, 2025 at $1.29 per share for a total of $178,020. The Company recognized a loss of settlement of debt of $161,978.

On July 23, 2025, the Company issued 2,036,400 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $2,545,500 in principal and accrued interest.

On September 30, 2025, the Company issued 20,904 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on September 30, 2025 at $1.19 per share. The Company recognized $99,503 in stock-based compensation expense.

On September 30, 2025, the Company issued 52,258 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on September 30, 2025 at $1.19 per share. The Company recognized $62,187 in stock-based compensation expense.

On September 30, 2025, the Company issued 15,127 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on September 30, 2025 at $1.19 per share. The Company recognized $18,000 in stock-based compensation expense.

On December 31, 2025, the Company issued 45,817 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $0.4601 per share. The Company recognized $84,322 in stock-based compensation expense.

On December 31, 2025, the Company issued 114,543 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $0.4601 per share. The Company recognized $52,701 in stock-based compensation expense.

On December 31, 2025, the Company issued 39,122 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $0.4601 per share. The Company recognized $18,000 in stock-based compensation expense.

On December 31, 2025, the Company issued 119,752 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $56,250 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $0.4601 per share. The Company recognized $55,098 in stock-based compensation expense.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were zero shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.

Warrants

On October 16, 2025, the Company issued warrants to purchase 363,636 shares of Class A Common Stock of the Company at $1.10 per share in connection with a convertible note payable (see Note 4). These warrants expire on October 15, 2030. The Company valued these warrants at $297,151 using a binomial model and recorded this amount as in increase in additional paid-in capital. The binomial valuation model was based on the following assumptions: (1) expected volatility of 93.23%, (2) weighted average risk-free interest rate of 3.55% and (3) expected life of 5.00 years.

On October 31, 2025, the Company issued warrants to purchase 1,000,000 shares of Class A Common Stock of the Company at $1.00 per share in connection with a convertible note payable (see Note 4). These warrants expire on October 30, 2030. The Company valued these warrants at $250,000 using a binomial model and recorded this amount as in increase in additional paid-in capital. The binomial valuation model was based on the following assumptions: (1) expected volatility of 92.98%, (2) weighted average risk-free interest rate of 3.71% and (3) expected life of 5.00 years.

As of December 31, 2025, the Company had 1,363,636 warrants issued and outstanding.

NOTE 11 – INCOME TAXES

As of December 31, 2025, and 2024, the Company has net operating loss carry forwards of $3,834,075 and $2,240,166, respectively, which may be available to reduce future years’ taxable income through 2045. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% and state tax rate of 5% to loss before taxes for fiscal year 2025 and 2024), as follows:

	December 31, 2025		December 31, 2024
Tax benefit at the statutory rate	$(1,684,459)	21.00%	$861,644	21.0%
State income taxes, net of federal income tax benefit	(401,062)	5.00%	205,153	5.0%
Unallowed deductions	3,991	-0.05%	-	0.00%
Change in warrant derivative liability	(208,957)	2.61%	103,364	2.52%
Change in earnout shares derivative liability	(273,802)	3.41%	(4,870,194)	-118.70%
Stock based forbearance fee expense	-	0.00%	3,439,001	83.82%
Stock based compensation expense	200,878	-2.50%	-	0.00%
Gain (loss) on settlement of debt	197,679	-2.46%	-	0.00%
Amortization of debt discount	571,823	-7.13%	24,608	0.60%
Change in valuation allowance	1,593,909	-19.87%	236,623	5.77%
Total	$-		$200

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024, are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforward	$3,834,075	$2,240,166
Timing differences	-	-
Total gross deferred tax assets	3,834,075	2,240,166
Less: Deferred tax asset valuation allowance	(3,834,075)	(2,240,166)
Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2025 and 2024 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $3,834,075 and $2,240,166 as of December 31, 2025 and 2024, respectively.

The tax years 2021 – 2025 remain open to examination by federal agencies and other jurisdictions in which it operates.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31, 2025	December 31, 2024
Revenue	$7,138	$-

Operating expenses
General and administrative expenses	3,159,313	396,434
Professional fees	2,092,013	438,461
Total operating expenses	5,251,326	834,895
Operating loss	(5,244,188)	(834,895)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	108,096	-
Interest income	36	13
Change in fair value of earnout shares liability	1,053,084	18,731,514
Change in fair value of warrants liability	803,680	(397,553)
Loss on settlement of debt	(760,302)	-
Forbearance fee expense	-	(13,226,926)
Interest expense	(3,981,641)	(168,886)
Total other income (expense)	(2,777,047)	4,938,162
Income (loss) before income tax expense	(8,021,235)	4,103,267
Income tax expense	-	(200)
Net income (loss)	$(8,021,235)	$4,103,067

The Company’s had $8,050 and $0 in long-lived tangible assets for the years ended December 31, 2025 and 2024, respectively.

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

On October 24, 2025, the Company entered into consulting agreements with Rucus Holdings LLC (“Rucus”) and Leron Group LLC (“Leron”), pursuant to which Rucus and Leron would provide marketing and sales services to the Company in connection with the rollout of the Company’s financial services kiosks with a major US retailer, and the Company would issue Rucus 250,000 shares of Class A common stock, and the Company would issue Leron 4,000,000 shares of Class A common stock. Such shares were issued to Rucus and Leron on or about January 20, 2026. These shares were valued at $0.8049 on January 20, 2026 for a total value of $3,420,825. The Company recognized stock compensation expense of $3,420,825.

On January 20, 2026, the Company issued 400,000 shares of Class A common stock to Maxim Partners, LLC for the conversion of $368,750 on accounts payable. These shares were valued at $0.8049 on January 20, 2026 for a total value of $321,960. The Company recognized a gain on settlement of debt of $46,790.

On February 19, 2026, the Company issued 776,759 shares of Class A common stock to Loeb & Loeb, LLP pursuant to its conversion of the Note issued by the Company to Loeb & Loeb, LLP on or about December 13, 2024. The lender converted $325,000 in principal and $80,903 in accrued default interest. These shares were valued at $0.5048 on February 19, 2026 for a total value of $392,108. The Company recognized a gain on settlement of debt of $13,795.

On February 27, 2026, the Company issued 95,000 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts for the Company. These shares were valued at $0.5014 on February 27, 2026 for a total value of $47,633. The Company recognized stock compensation expense of $47,633.

On January 16, 2026, the Form S-3 filed with the SEC by the Company was declared effective. The Company made an agreement with HC Wainwright & Co., LLC to sell stock under the “At the Market” plan setforth in the Form S-3. During the three months ended March 31, 2026, the Company issued 2,433,564 shares of Class A common stock for $1,924,383 in cash. Selling costs of these shares amounted to $69,282 and the Company received $1,855,101 in cash.

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

As required by Rules 13a-15(b) of the Exchange Act, an evaluation as of December 31, 2025, was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

(b) Report of Management on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the 2013 Internal Control-Integrated Framework, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2025, for the reasons listed below, each of which are material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

Other than as disclosed in Item 9 above, there have been no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K for the year ended 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the 2025 annual meeting of stockholders, all five of the Company’s directors were reelected as members of the Board of Directors of the Company.

The following table sets forth the name, age and position of each of the directors and executive officers of the Company:

Name	Age	Position
Executive Officers
William Alessi	54	Chief Executive Officer, Director
Rodney Sperry	57	Chief Financial Officer
Chris Chumas	40	Chief Sales Officer
Thomas Gallagher	65	Chief Revenue Officer
Non-Employee Directors
William Ullman	62	Director(1),(2),(3)
Greg Richter	62	Director
Michael Garel	48	Director(1),(2),(3)
Scott Wattenberg	55	Director(1),(2),(3)

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

Rodney Sperry was appointed to serve as the Chief Financial Officer of the Company upon consummation of the Business Combination on December 13, 2024. He has been serving as CFO of Accredited Solutions, Inc. since June 2021. He has 14 years of experience in public accounting at leading accounting services and consulting firms in Utah. His industry background includes audits for both private and publicly traded companies across several industries including manufacturing, distribution, mining, energy, and not-for-profit organizations. He has served as outside controller for several public companies over the last fourteen years and has been responsible for their SEC filings and compliance. Mr. Sperry was a licensed CPA in the state of Utah from February 2001 through September 2014 and has operated his own financial consultancy practice for the past fourteen years. He obtained his bachelor’s degree in accounting from Westminster College and his Master of Business Administration from Utah State University.

Chris Chumas was appointed the Chief Sales Officer of the Company upon consummation of the Business Combination on December 13, 2024, and his title was change to Chief Strategy Officer on or about November 17, 2025. He has been the Chief Strategy Officer of Alpha Modus, Corp. since June 2018. Mr. Chumas served as an IBM sales executive from 2008-2017. He worked with Erwin, Inc. as an Enterprise Solution Strategist from 2017-2022 and served as a director of Accredited Solutions, Inc. from July 2019 to May 2022. Mr. Chumas worked as an Enterprise Sales Leader at WorkFusion, focused on intelligent automation and AI agents for financial institutions from June 2022 to February 2025.

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

Non-Employee Directors

Greg Richter is the Chief Executive Officer and a Partner of Medalist Partners, an alternative investment management firm focused on credit opportunities, and will be appointed to the Company Board upon consummation of the Business Combination. Prior to co-forming Medalist in May 2018, and its predecessor firm Candlewood Investment Group in 2010, Mr. Richter worked at Credit Suisse as a portfolio manager heading their structured credit effort. Previously, Mr. Richter was the Global Head of Credit Suisse’s Specialty Finance Group and a member of Credit Suisse’s Fixed Income Operating Committee, where he was responsible for the combined Global Asset Finance Capital Markets and the Specialty Finance Banking Groups. The Global Asset Finance Capital Markets division was responsible for loan origination and securitization activity in the U.S., Europe, Australia and Emerging and structured and originated a wide array of securitized products. Prior to this, in addition to running Credit Suisse’s ABS/CDO trading/syndicate effort, Mr. Richter also headed the Asset Backed Securities Home Equity (ABSHE) shelf which bought and packaged mortgage loans. Prior to joining Credit Suisse, Mr. Richter spent 15 years at Prudential Securities in New York where, most recently, he was Managing Director and served as the head of Trading and Syndicate for all structured products. Mr. Richter holds a B.A. in Economics from Colgate University. We believe Mr. Richter’s experience in the financial industry make him qualified to serve on the Company Board.

Michael Garel, who will be appointed to the Company Board upon consummation of the Business Combination, is the Senior Director of Innovation at Omnicell, a pharmacy technology company, where he has worked since September 2021. From July 2018 through September 2021, Mr. Garel was the Director of Data Strategy at Accruent, a healthcare technology company. Mr. Garel founded eyeQ in 2013, and eyeQ was acquired by Alpha Modus in 2018, and has been an advisor to Alpha Modus since 2018. Previously, Mr. Garel was a mechanical engineer at Dell from 1999 to 2008, an a Product and Development Manager from May 2008 through March 2013. Mr. Garrel received his Bachelor of Science from Carnegie Mellon University, and his Master of Business Administration from the Texas McCombs School of Business at the University of Texas. We believe Mr. Garrel’s technology expertise qualifies him to serve on the Company Board.

William Ullman, one of our directors since September 2021, is Managing Director, Head of High Net Worth Advisory at Connective Wealth Partners, a registered investment advisor. Mr. Ullman has been a board member of Van Eck Associates Corp., a New York based investment firm, since 2010. He also currently serves as a special advisor to FinTech Collective Fund II, LP, a venture capital fund, and is a member of the board of directors of the Capital Returns Fund, since 2010. From 2016 to 2018, Mr. Ullman served as Chief Commercial Officer of Orchard Platform and Chief Executive Officer of its broker-dealer subsidiary (Orchard Platform Markets LLC) prior to its sale to Kabbage in 2018. From 2006 to 2016, he was the founder of Right Wall Capital Management LLC, a firm focused on investing in the financial services sector, including financial technology companies. From 2001 to 2006, Mr. Ullman was a Senior Managing Director of the Global Clearing Services Department at Bear Stearns & Co., Inc. Prior to that Mr. Ullman was an investment banker in the Financial Institutions Groups of Bear Stearns (1997 — 2001) and Merrill Lynch (1989 — 1997). Mr. Ullman earned an A.B. in History from Princeton University in 1985 and an M.B.A. from the Anderson School at UCLA in 1989. We believe Mr. Ullman’s substantial experience as an investment banker covering financial institutions, an operating executive, an investment manager, an advisor to financial technology start-ups and a board member make him well qualified to serve on our board of directors.

Scott Wattenberg has served as the Chief Financial Officer at SPATCO Energy Solutions since April 2023 and will be appointed to the Company Board upon consummation of the Business Combination. Mr. Wattenberg has extensive experience in financial leadership roles. Prior to his current position, he served as the Chief Financial Officer at BestCo from July 2014 to April 2023. Scott also served as the CFO at Prym Consumer USA from 2011 to 2014. Mr. Wattenberg served as CFO — COO at Genesis Today, Inc., from 2010-2011, CFO — COO of Microstaq from 2007-2010, and Senior Finance Director/CFO for New Business Ventures at Walmart from 2006-2007. Previously, Mr. Wattenberg served as CFO of Philips Display Solutions from 2003-2006. He is currently an Advisory Board Member at Greenstream International and Green Revolution Cooling. Mr. Wattenberg obtained his MBA in 2005 from The University of Chicago Booth School of Business. We believe Mr. Wattenberg’s established expertise in financial management make him a valuable addition to the Company Board.

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

Board of Directors Leadership Structure

The Company’s Bylaws do not require separating the roles of Chair of the Board and Chief Executive Officer. The Company Board believes that combining these roles will help to promote unified leadership and direction for both the Company Board and management, and therefore appointed Mr. Alessi as President, Chief Executive Officer and Chair of the Company Board upon consummation of the Business Combination on December 13, 2024.

Board Composition

The Company Board is comprised of five directors.

Board Diversity Matrix (As of December 31, 2025)

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

Change of Control and Termination Provisions

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2025, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2024, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2024, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except that Chris Chumas’ Form 3 was filed late, Rodney Sperry, Thomas Gallagher, Gregory Richter, and Scott Wattenberg have not yet filed Form 3’s or Form 4’s for issuances during 2025, and William Ullman has not yet filed a Form 4 for issuances during 2025.

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

Summary Compensation Table – Years Ended December 31, 2024, and 2025

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Alessi	2024	—	$26,027	—	—	—	—	—	$26,027
Chief Executive Officer	2025	$528,000	—	—	—	—	—	—	$528,000
Chris Chumas	2024	—	—	—	—	—	—	—	—
Chief Sales Officer (Chief Strategic Officer of Alpha Modus, Corp.)	2025	$208,333	—	—	—	—	—	—	$208,333
Rodney Sperry	2024	$36,000	—	—	—	—	—	—	$36,000
Chief Financial Officer	2025	$60,000	—	$36,001	—	—	—	—	$96,001
Thomas Gallagher	2024	—	—	—	—	—	—	—	—
Chief Revenue Officer	2025	$175,000	—	$230,946	—	—	—	—	$405,946

No Alpha Modus executive officer named above had any unexercised options, stock that had not vested or equity incentive plan awards outstanding as of December 31, 2025 and 2024.

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

Effective as of closing of the Business Combination on December 13, 2024, we entered into an employment agreement with Rodney Sperry to serve as our Chief Financial Officer. The agreement does not have a specified term. The agreement provides that Mr. Sperry will receive an initial annual base salary of $48,000 and is eligible for an annual performance-based cash bonus of up to 110% of Mr. Sperry’s base salary as determined by the Board, as well as annual grants of long-term incentive awards under and subject to the terms of the Company’s equity or other long-term incentive plans in effect from time to time, with the target value of such awards equaling 130% of Mr. Sperry’s base salary. The Company will have the right in its sole discretion to defer payment of cash compensation to Mr. Sperry until the Company shall have raised an aggregate of $10,000,000 in funding. If Mr. Sperry’s employment with the Company is terminated by the Company without “cause” (as defined in the agreement), he will receive severance of 12 months of current base salary, payable in a lump sum within 60 days. However, Mr. Sperry will receive severance, payable in a lump sum within 60 days, in an amount equal to the highest base salary during the prior 3 years, plus his average annual bonus, if termination of his employment occurs (i) without “cause” following a change in control of the Company, (ii) after Mr. Sperry has resigned as a result of a material diminution in his authority, duties, or responsibilities, a material reduction in base salary or other compensation benefits, relocation of more than 50 miles from Mr. Sperry’s then-current place of employment being required by the Board, or material breach by the Company of the employment agreement, or (iii) after Mr. Sperry has resigned in connection with a change in control of the Company as a result of the Company’s failure to obtain the assumption of the employment agreement following the change in control. Mr. Sperry’s right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with confidentiality, non-solicitation and other covenants in favor of the Company. On July 11, 2025, we entered into an amended employment agreement with Mr. Sperry, pursuant to which Mr. Sperry’s salary was increased to $144,000 per year, payable $72,000 per year in cash, and $72,000 per year in shares of Company common stock, payable quarterly on the last day of each fiscal quarter beginning July 1, 2025, and valued based on the closing price listed on Nasdaq.com as of the last trading day during the quarter.

Effective as of closing of the Business Combination on December 13, 2024, we entered into an employment agreement with Chris Chumas to serve as our Chief Sales Officer. The agreement does not have a specified term. The agreement provides that Mr. Chumas will receive an initial annual base salary of $250,000 and is eligible for an annual performance-based cash bonus of up to 110% of Mr. Chumas’ base salary as determined by the Board, as well as annual grants of long-term incentive awards under and subject to the terms of the Company’s equity or other long-term incentive plans in effect from time to time, with the target value of such awards equaling 130% of Mr. Chumas’ base salary. The Company will have the right in its sole discretion to defer payment of cash compensation to Mr. Chumas until the Company shall have raised an aggregate of $10,000,000 in funding. If Mr. Chumas’ employment with the Company is terminated by the Company without “cause” (as defined in the agreement), he will receive severance of 12 months of current base salary, payable in a lump sum within 60 days. However, Mr. Chumas will receive severance, payable in a lump sum within 60 days, in an amount equal to the highest base salary during the prior 3 years, plus his average annual bonus, if termination of his employment occurs (i) without “cause” following a change in control of the Company, (ii) after Mr. Chumas has resigned as a result of a material diminution in his authority, duties, or responsibilities, a material reduction in base salary or other compensation benefits, relocation of more than 50 miles from Mr. Chumas’ then-current place of employment being required by the Board, or material breach by the Company of the employment agreement, or (iii) after Mr. Chumas has resigned in connection with a change in control of the Company as a result of the Company’s failure to obtain the assumption of the employment agreement following the change in control. Mr. Chumas’ right to receive these severance benefits is subject to his providing a release of claims to the Company and his continued compliance with confidentiality, non-solicitation and other covenants in favor of the Company.

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

On January 2, 2025, the Company entered into director agreements with its non-employee members of the Board of Directors, Gregory Richter, Michael Garel, Scott Wattenberg, and William Ullman, to be considered effective as of closing of the Company’s business combination with Alpha Modus, Corp. (December 13, 2024), and pursuant to which the Company generally agreed to indemnify each of the non-employee directors to the broadest extent permitted by law and agreed to pay each non-employee director (i) $100,000 in common stock per annum, payable quarterly on the first day of each fiscal quarter and valued based on the closing price of the Company’s common stock on December 13, 2024 (and the end of each fiscal quarter thereafter), and (ii) $25,000 in cash per annum, payable in quarterly installments. The Company intends to continue evaluating the compensation to be provided to its non-employee directors. None of the Company’s directors were compensated as directors during 2024. Director compensation during 2025 is summarized in the table below.

Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
William Alessi	-	-	-	-	-	-	-
William Ullman	$25,000	$96,695	-	-	-	-	121,695
Greg Richter	$25,000	$96,695	-	-	-	-	121,695
Michael Garel	$25,000	$96,695	-	-	-	-	121,695
Scott Wattenberg	$25,000	$96,695	-	-	-	-	121,695

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s common stock as of December 3, 2025, by:

●	each person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock;

●	each of the Company’s named executive officers and directors; and

●	all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or has the right to acquire such powers within 60 days. In computing the number of shares of the Company’s common stock beneficially owned by a person or entity and the percentage ownership, the Company deemed outstanding shares of its common stock subject to options and warrants held by that person or entity that are currently exercisable or exercisable within 60 days of December 3, 2025. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

Unless otherwise noted, the address of each beneficial owner is c/o Alpha Modus Holdings, Inc., 20311 Chartwell Center Dr., #1469, Cornelius, North Carolina, 28031.

The beneficial ownership of the Company’s stock is based on 41,959,958 shares of the Company’s common stock, and 4,300,000 shares of Series C Preferred Stock, issued and outstanding as of December 3, 2025.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock		%	Number of Shares of Series C Preferred Stock		%
Directors and Executive Officers
William Alessi	31,172,176	(1)	74.3%	3,870,000	(2)	90.0%
Rodney Sperry	-		-	-		-
Chris Chumas	81,000	(3)	0.2%	430,000	(4)	10%
Thomas Gallagher	92,098		0.2%	-		-
Michael Garel	59,835		0.1%	-		-
Gregory Richter	75,435	(5)	0.2%	-		-
Scott Wattenberg	39,435		0.1%	-		-
William Ullman	742,015	(6)	1.7%	-		-
All Directors and Executive Officers as a Group	32,261,994		76.0%	4,300,000		100.0%

(1)	Includes (i) 139,784 shares of common stock held in the name of The Alessi 2023 Irrevocable Trust, (ii) 6,719,967 shares of common stock held in the name of The WRA 2023 Irrevocable Trust, (iii) 6,719,967 shares of common stock held in the name of The Janet Alessi 2023 Irrevocable Trust, (iv) 6,719,967 shares of common stock held in the name of The Isabella Alessi 2023 Irrevocable Trust, (v) 6,719,967 shares of common stock held in the name of The Kim Alessi Richter Irrevocable Trust, (vi) 610,216 shares of common stock held in the name of the Alessi Revocable Trust, (vii) 2,792,308 shares of common stock held in the name of Janbella Group, LLC, and (viii) 750,000 shares of common stock held in the name of Insight Acquisition Sponsor LLC, which has granted an irrevocable proxy to vote such shares to William Alessi. William Alessi’s spouse, Sonia Alessi, is the trustee of each of the preceding trusts, and Mr. Alessi is deemed to be the beneficial owner of shares held in the name of each of the trusts. Mr. Alessi has voting and investment discretion with respect to shares held by Janbella Group, LLC, and is deemed to be the beneficial owner of shares held in the name of Janbella Group, LLC.

(2)	Consists of 3,870,000 shares of Series C Preferred Stock held in the name of The Alessi 2023 Irrevocable Trust.

(3)	Consists of (i) 75,000 shares of Class A common stock held in the name of Chris Chumas, and (ii) 6,000 shares of Class A common stock held in the name of Mr. Chumas’s spouse, Amanda Chumas.

(4)	Consists of (i) 215,000 shares of Series C Preferred Stock held in the name of Chris Chumas, and (ii) 215,000 shares of Series C Preferred Stock held in the name of Mainstar Trust Cust Fbo Chris P Chumas Roth IRA.

(5)	Includes (i) 59,435 shares of Class A common stock held in the name of Gregory Richter, and (ii) 16,000 shares of Class A common stock held in the name of Mr. Richter’s spouse, Kim Alessi Richter.

(6)	Includes (i) 110,980 shares of Class A common stock held in the name of William Ullman, (ii) 159,983 shares of Class A common stock held in the name of Water Street Opportunities I LLC, (iii) 50,000 shares of common stock issuable under the Private Placement Warrants held by Mr. Ullman, which are deemed to be beneficially owned by Mr. Ullman since the warrants are exercisable within 60 days of the date of the Closing, and (iii) 421,052 shares of common stock issuable under the Private Placement Warrants held by Water Street Opportunities I LLC, which are deemed to be beneficially owned by Water Street Opportunities I LLC since the warrants are exercisable within 60 days of the date of the Closing. Mr. Ullman has voting and investment discretion with respect to securities held by Water Street Opportunities I LLC, and is deemed to be the beneficial owner of securities held in the name of Water Street Opportunities I LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

We have five members of our Board of Directors, of which three members qualify as “independent” under the listing rules of the Nasdaq.

Related Party Transactions

On January 17, 2023, the Company and Janbella Group, LLC (“Janbella”), which is controlled by Alessi, entered into a secured convertible promissory note for $412,500. The note included the $75,000 balance as of December 31, 2022, an additional $300,000, and an OID of $37,500. The note matures on January 17, 2024. The OID of $37,500 was recorded as a debt discount and was being amortized over the life of the original note ending on January 17, 2024. On August 31, 2023, the Company and Janbella entered into an Amended and Restated 12% Senior Secured Promissory Note for $453,750. This note was a modification of the $412,500 note dated January 17, 2023. The Company treated this as a modification of debt. All assets of the Company are collateral for the note. In the event of a Qualified Offering prior to the maturity date, at the option of Janbella, for every dollar received in a Qualified Offering, Janbella would receive $0.50, until the outstanding principal and interest are paid. Janbella is managed by Alessi. The note is convertible at a conversion price of $1.00. In the event of a merger or consolidation, the payment due to Janbella is 200% of the principal. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,747 of this discount. There was a one-time interest charge of 10%, or $41,250, which was recorded as original interest discount and is being amortized over the life of the original note ending on January 17, 2024. During the year ended December 31, 2023, the Company amortized $39,329 of this discount. As of December 31, 2023, there was a balance remaining of $1,921. During the year ended December 31, 2024, the Company amortized the remaining balance of $1,921 of this discount. On March 29, 2024, the Company extended this note to June 7, 2024 and issued 1,400,000 shares of common stock to the JanBella. The stock was valued at $0.025 per share for a total value of $35,000. The Company recorded the charge of $35,000 as a debt discount and amortized $35,000 as debt discount interest expense during the year ended December 31, 2024. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance was $0 and $453,750, with accrued interest $0 and $73,810, respectively.

On August 31, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $27,273, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $18,157 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance on this note was $0 and $300,000, respectively.

On November 6, 2023, the Company and Janbella entered into an 0% Senior Secured Promissory Note for $221,941. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $16,804, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $13,713 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance on this note was $0 and $221,941, respectively.

On February 28, 2024, the Company and Janbella entered into a verbal agreement for a $100,000 0% Senior Secured Promissory Note. On May 17, 2024, the Company and Janbella formalized the February 28, 2024 verbal agreement by entering into an 0% Senior Secured Promissory Note for $400,000 and JanBella funded an additional $300,000. The note matures on August 31, 2024. There is no interest. An imputed interest discount was calculated for this note of $14,087, which was recorded directly to the accumulated deficit balance. This discount is being amortized over the life of the original note ending on August 31, 2024. During the year ended December 31, 2024, the Company amortized $14,087 of this discount. As of December 31, 2024, the balance of this discount was $0. All assets of the Company are collateral for the note. On December 24, 2024, the Company and Janbella entered into a verbal agreement for an additional $100,000 0% Senior Secured Promissory Note. On December 13, 2024 as part of the business combination, the Company paid $100,000 on this balance. On August 18, 2025, the Company renegotiated the note with JanBella. All JanBella notes were in default, so have been treated as one negotiation (see August 18, 2025 note below). As of December 31, 2025 and 2024, the balance on this note was $0 and $400,000, respectively.

On March 14, 2025, the Company and Janbella entered into a verbal agreement for an additional $400,000 0% Senior Secured Promissory Note. Between March and April, 2025, the Company received $400,000 as part of this verbal agreement. On May 5, 2025, the Company paid $400,000 towards the balance of this note. During June 2025, the Company received an additional $400,000 under the verbal agreement. On July 11, 2025, the Company repaid the additional $400,000. As of December 31, 2025 and 2024, the balance on this note was $0 and $0, respectively.

On August 18, 2025, the Company renegotiated the notes with JanBella. All notes were in default. In the new agreement, JanBella elected to retain the default penalties and interest on the notes and elected to forgive the default status and extend the notes to February 1, 2026. The adjusted balance of the notes with the default penalties and interest is $2,747,038. The Company recognized interest expense of $1,276,447 for the default penalties and interest on the notes. The interest rate on all notes was set at 8.00% and the notes became convertible at a fixed price of $1.10. The Company is currently negotiating extensions for these notes. As of December 31, 2025 and 2024, the balance on this consolidated note was $2,747,308 and $0 and accrued interest was $82,411 and $0, respectively.

On July 10, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into a Promissory Note for $2,142,857. The note matures on April 30, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $642,857. This discount is being amortized over the life of the original note ending on April 30, 2026. This note is convertible at a fixed price of $5.00. During the year ended December 31, 2025, the Company amortized $306,458 of this discount. As of December 31, 2025 and 2024, the balance was $2,142,857 and $0, with accrued interest $82,857 and $0, respectively.

On September 16, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into a Promissory Note for $714,286. The note matures on September 15, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $214,286. This discount is being amortized over the life of the original note ending on September 15, 2026. This note is convertible at a fixed price of $5.00. During the year ended December 31, 2025, the Company amortized $71,037 of this discount. As of December 31, 2025 and 2024, the balance was $714,286 and $0, with accrued interest $16,825 and $0, respectively.

During the year ended December 31, 2025, the Company’s CEO, William Alessi, paid various expenses on his credit cards in behalf of the Company. The Company reimburses Mr. Alessi for these charges. As of December 31, 2025, there was a balance due Mr. Alessi of $252,830, which has been reported as an accrued liability payable to a related party on the financial statements.

Prior INAQ Convertible Promissory Note

On July 25, 2024, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $35,000 (the “Note”) to a related party, the Note being entered into in consideration of two transfers made by Jeffrey J. Gary to the Maker on April 18, 2024 for $25,000 and on May 22, 2024 for $10,000. The Note does not bear interest and matures upon the closing of an initial business combination by the Company. This note is currently in default. The principal balance may be repaid at any time. The principal balance shall be payable by the Company either: (i) in cash, or (ii) at the Payee’s election in writing, by issuance of Maker’s private placement warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant. Each Private Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. As of December 31, 2025 and 2024, the balance on this note was $35,000.

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

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed to us by our principal accountants for services rendered during the fiscal years ended December 31, 2024, and December 31, 2025, are set forth in the table below:

Services:	2025	2024
Audit Fees (1)	$165,000	$87,949
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other fees	-	-
Total	$165,000	$87,949

(1)	Audit fees billed in 2024 and 2025 consisted of fees related to the audit of our annual financial statements, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees related to financial accounting and reporting consultations, assurance and related services.

(3)	Tax services consist of tax compliance and tax planning and advice.

The Board of Directors pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our principal auditors for the years ended December 31, 2025 and 2024, were pre-approved in accordance with the policies and procedures described above.

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

In this context, the Audit Committee of the Board of Directors has reviewed and discussed our audited financial statements as of December 31, 2025 and 2024, with management and the independent registered public accounting firm. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 61, Professional Standards, as amended. In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as currently in effect, and has discussed their independence with us.

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

Date: March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William Alessi	President, Chief Executive Officer	March 31, 2026
William Alessi	and Director (principal executive officer)

/s/ Rodney Sperry	Chief Financial Officer	March 31, 2026
Rodney Sperry	(principal financial and accounting officer)

/s/ Greg Richter	Director	March 31, 2026
Greg Richter

/s/ Scott Wattenberg	Director	March 31, 2026
Scott Wattenberg

/s/ Michael Garel	Director	March 31, 2026
Michael Garel

/s/ William Ullman	Director	March 31, 2026
William Ullman

EXHIBIT INDEX

(a)	Exhibits.

Exhibit		Incorporated By Reference
No.	Description	Form	Exhibit	Filing Date
1.1	Sales Agreement, dated January 7, 2026, by and between Alpha Modus Holdings, Inc. and H.C. Wainwright & Co., LLC	S-3	1.1	1/7/2026
2.1#	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	10/17/2023
2.2#	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	12/19/2024
3.2	Amended and Restated Bylaws	8-K	3.2	12/19/2024
10.1	Securities Purchase Agreement, dated October 23, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	10/23/2024
10.2	Amendment to Securities Purchase Agreement, dated December 12, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	12/12/2024
10.3	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust	8-K	10.2	10/17/2023
10.4	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.	8-K	10.5	10/17/2023
10.5	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties	8-K	10.4	10/17/2023
10.6	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC	8-K	10.3	10/17/2023
10.7	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC	8-K	10.1	10/17/2023
10.8	Promissory Note issued by Alpha Modus Holdings, Inc. to Loeb & Loeb LLP	8-K	10.8	12/19/2024
10.9++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and William Alessi	8-K	10.9	12/19/2024
10.10++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Rodney Sperry	8-K	10.10	12/19/2024
10.11++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Chris Chumas	8-K	10.11	12/19/2024
10.12	Subscription Agreement, dated August 30, 2023, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.10	10/25/2023
10.13	Amendment to Subscription Agreement, dated May 15, 2024, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.15	6/6/2024
10.14	Subscription Agreement, dated April 26, 2024, and accepted by Alpha Modus, Corp. on May 16, 2024, by and among Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	S-4/A	10.15	7/3/2024
10.15	Extension Agreement, dated March 29, 2024, by and among Alpha Modus, Corp. and Janbella Group, LLC	S-4/A	10.16	7/3/2024
10.16	Intellectual Property License Agreement, dated January 8, 2024, by and among Alpha Modus, Corp. and GZ6G Technologies Corp	S-4/A	10.17	7/31/2024
10.16	Intellectual Property License Agreement, dated April 10, 2024, by and among Alpha Modus, Corp., Xalles Holdings Inc., and CashXAI Inc.	S-4/A	10.18	7/31/2024
10.17	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer	8-K	10.1	6/24/2024
10.18	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.	8-K	1.2	6/24/2024
10.19	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.	8-K	1.1	6/24/2024

Exhibit		Incorporated By Reference
No.	Description	Form	Exhibit	Filing Date
10.20	Patent Monetization Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Alpha Modus Ventures, LLC	8-K	10.1	5/2/2025
10.21	Option Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Janbella Group, LLC, and Chris Chumas	8-K	10.2	5/2/2025
10.22	Amendment #2 to Secured Convertible Promissory Note, dated April 28, 2025, by and between Alpha Modus Holdings, Inc. and Streeterville Capital, LLC	8-K	10.3	5/2/2025
10.23	Exchange Agreement, dated May 27, 2025, by and between Alpha Modus Holdings, Inc., and The WRA 2023 Irrevocable Trust, The Janet Alessi 2023 Irrevocable Trust, The Isabella Alessi 2023 Irrevocable Trust, and The Kim Alessi Richter Irrevocable Trust	8-K	10.1	5/30/2025
10.24++	Amended Employment Agreement, dated July 1, 2025, by and between Alpha Modus Holdings, Inc., and Rodney Sperry	8-K	10.1	7/15/2025
10.25	Promissory Note Due April 30, 2026, issued by Alpha Modus Holdings, Inc. to The Alessi 2023 Irrevocable Trust, dated July 10, 2025	8-K	10.1	7/17/2025
10.26	Intellectual Property License Agreement, dated July 21, 2025, by and between Alpha Modus Holdings, Inc., CashXAI, Inc., and CashX, LLC	8-K	10.1	7/23/2025
10.27	Exchange Agreement, dated August 14, 2025, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	8/15/2025
10.28	Cancellation Agreement, dated September 8, 2025, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	9/8/2025
10.29	Promissory Note Due September 15, 2026, issued by Alpha Modus Holdings, Inc. to The Alessi 2023 Irrevocable Trust, dated September 16, 2025	8-K	10.1	10/23/2025
10.30	Securities Purchase Agreement, dated October 16, 2025, by Alpha Modus Holdings, Inc. and the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust	8-K	10.2	10/23/2025
10.31	Convertible Promissory Note Due October 15, 2026, issued by Alpha Modus Holdings, Inc. to the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust, dated October 16, 2025	8-K	10.3	10/23/2025
10.32	Common Stock Purchase Warrant, dated October 16, 2025	8-K	10.4	10/23/2025
10.33	Consulting Agreement, dated September 22, 2025, by and between Alpha Modus Holdings, Inc. and Rucus Holdings LLC	8-K	10.1	10/24/2025
10.34	Consulting Agreement, dated September 22, 2025, by and between Alpha Modus Holdings, Inc. and Leron Group LLC	8-K	10.2	10/24/2025
10.35	Securities Purchase Agreement, dated October 31, 2025, by Alpha Modus Holdings, Inc. and AIFirst Ventures LLC	8-K	10.1	12/5/2025
10.36	Convertible Promissory Note Due October 30, 2026, issued by Alpha Modus Holdings, Inc. to AIFirst Ventures LLC, dated October 31, 2025	8-K	10.2	12/5/2025
10.37	Common Stock Purchase Warrant, dated October 31, 2025	8-K	10.3	12/5/2025
10.38	Securities Purchase Agreement, dated December 30, 2025, by Alpha Modus Holdings, Inc. and Alexander Haase-Dubosc	8-K	10.1	12/31/2025
10.39	Convertible Promissory Note Due December 29, 2026, issued by Alpha Modus Holdings, Inc. to Alexander Haase-Dubosc, dated December 30, 2025	8-K	10.2	12/31/2025
16.1	Letter from WithumSmith+Brown, PC to the SEC, dated December 19, 2024	8-K	16.1	12/19/2024
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	10-K	97	5/14/2024
99.1	Forfeiture Agreement, dated December 12, 2024, by and between Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	8-K	99.1	12/12/2024
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

++	Indicates a management or compensatory plan.
*	Filed or furnished herewith.
#	Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

