Form 10-Q
period 2026-03-31
ALPHA MODUS HOLDINGS, INC.
filed 2026-05-14
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, 54,169,609 shares of Class A common stock, par value $0.0001 per share (“common stock”), were issued and outstanding.

ALPHA MODUS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALPHA MODUS HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$35,508	$68,000
Royalty receivable	7,138	7,138
Prepaid expenses and other current assets	2,346,076	603,267
Employee advance	-	7,500
Franchise tax receivable	121,872	121,872
Total current assets	2,510,594	807,777

Property, plant and equipment, net	127,847	8,050
Total assets	$2,638,441	$815,827

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$578,441	$609,030
Accrued liabilities	112,875	143,730
Accrued liabilities payable to related party	26,658	252,830
Accrued interest payable to related party	300,226	188,142
Financing payable	324,800	464,000
Convertible notes payable, net of discount	342,072	631,842
Convertible notes payable - related party, net of discount	5,429,670	5,159,534
Warrant liability	937,444	1,146,373
Total current liabilities	8,052,186	8,595,481

Total liabilities	8,052,186	8,595,481

Commitments and contingencies

Mezzanine equity
Series C preferred stock, $0.001 par value, 8,500,000 shares authorized, 4,300,000 shares issued and outstanding	41,170,508	41,170,508

Stockholders’ deficit
Common stock, $0.0001 par value, 228,500,000 shares authorized, 51,409,476 and 42,567,644 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,141	4,257
Additional paid-in capital	56,932,762	50,546,906
Accumulated deficit	(103,522,156)	(99,501,325)
Total stockholders’ deficit	(46,584,253)	(48,950,162)
Total liabilities, mezzanine equity and stockholders’ deficit	$2,638,441	$815,827

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2026		March 31, 2025
Operating expenses	$		$
General and administrative expenses		997,005		1,067,070
Professional fees		2,810,141		292,131
Total operating expenses		3,807,146		1,359,201
Operating loss		(3,807,146)		(1,359,201)

Other income (expenses)
Patent infringement income		325,000		-
Interest income		-		6
Change in fair value of earnout shares liability		-		1,039,282
Change in fair value of warrants liability		208,929		234,195
Shareholder settlement expense		(150,000)		-
Loss on settlement of debt		(6,929)		-
Interest expense		(590,685)		(222,363)
Total other income (expense)		(213,685)		1,051,120
Loss before income tax expense		(4,020,831)		(308,081)
Income tax expense		-		-
Net loss		$(4,020,831)		$(308,081)

Loss per share, class A common stock – basic and diluted		$(0.08)		$(0.02)
Weighted average number of shares of class A common stock – basic and diluted		47,934,912		12,475,345

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock ($0.0001 Par)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	42,567,644	$4,257	$50,546,906	$(99,501,325)	$(48,950,162)
Shares issued for services	5,231,509	523	3,825,437	-	3,825,960
Shares issued for settlement of accounts payable	400,000	40	321,920	-	321,960
Shares issued for conversion of note payable	776,759	78	383,641	-	383,719
Shares issued from the at-the-market offering	2,433,564	243	1,854,858	-	1,855,101
Net loss for the period	-	-	-	(4,020,831)	(4,020,831)
Balance, March 31, 2026	51,409,476	$5,141	$56,932,762	$(103,522,156)	$(46,584,253)

	Common Stock ($0.0001 Par)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	12,455,252	$1,246	$13,226,787	$(93,828,392)	$(80,600,359)
Shares issued for services	21,528	2	58,123	-	58,125
Net loss for the period	-	-	-	(308,081)	(308,081)
Balance, March 31, 2025	12,476,780	$1,248	$13,284,910	$(94,136,473)	$(80,850,315)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(4,020,831)	$(308,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	450,366	124,058
Shares issued for services	2,190,730	58,125
Change in fair value of warrant liability	(208,929)	(234,195)
Change in fair value of earnout shares liability	-	(1,039,282)
Loss on extinguishment of debt	6,929	-
Change in assets and liabilities:
Prepaid expenses and other current assets	(107,579)	211,563
Employee advance	7,500	-
Accounts payable and accrued expenses	307,306	580,053
Accrued expenses - related party	(226,172)	-
Accrued interest payable - related party	112,084	13,612
Net cash used in operating activities	(1,488,596)	(594,147)

Cash flows from investing activities:
Purchase of property, plant and equipment	(119,797)	-
Net cash used in investing activities	(119,797)	-

Cash flows from financing activities:
Proceeds from notes payable to related party	-	200,000
Repayment of notes payable to related party	(30,000)	-
Repayment of convertible notes payable	(110,000)	-
Repayment of financing payable	(139,200)	(193,390)
Proceeds from the at-the-market offering	1,855,101	-
Net cash provided by financing activities	1,575,901	6,610
Net change in cash	(32,492)	(587,537)

Cash at beginning of period	68,000	735,814
Cash at end of period	$35,508	$148,277

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash information
Common shares issued from settlement of accounts payable	$321,960	$-
Common shares issued for services but not yet vested	$1,635,230	$-
Common shares issued from conversion of convertible notes payable	$383,719	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Company Background

Alpha Modus, Corp. was incorporated in the State of Florida on July 11, 2014. On December 13, 2024, Alpha Modus Holdings, Inc. (the “Company,” “we,” “us,” and “our,” or “Alpha Modus”), a Delaware corporation then known as “Insight Acquisition Corp.” and which was then a blank check company, acquired Alpha Modus, Corp. in the business combination described below, and changed its name to “Alpha Modus Holdings, Inc.” Following the business combination, the Company’s operations became those of Alpha Modus, Corp.

On August 11, 2025, the Company incorporated a new wholly owned subsidiary, Alpha Modus Financial Services, LLC in the State of North Carolina.

Nature of Operations

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

Business Combination

On December 13, 2024, the parties to a Business Combination Agreement, including the Company and Alpha Modus, Corp., consummated a business combination (the “Business Combination”) pursuant to which Alpha Modus, Corp. was acquired by the Company, the pre-closing owners of Alpha Modus, Corp. were issued a majority of the capital stock of the Company, and the business of Alpha Modus, Corp. prior to closing became the business of the Company following closing. Immediately upon the consummation of the Business Combination, Alpha Modus, Corp. (“Alpha Modus”) became a wholly owned subsidiary of the Company, and the Company changed its name to “Alpha Modus Holdings, Inc.,” (“Holdings”). In accordance with ASC 805, in a business combination, one of the combining entities shall be identified as the accounting acquirer. Management evaluated ASC 805-10-55-11 through 55-15 to make this determination. Management assessed the various criteria to identify the accounting acquirer; form of consideration, relative voting rights, large minority interest, composition of the governing body, composition of management, terms of the exchange of equity interests and relative size. Management determined that Alpha Modus would be the accounting acquirer, based on the voting rights after the combination, large minority interest, composition of board and management and relative size. Management evaluated which entity constituted a business based on the assets acquired and liabilities assumed along with the inputs and processes of the entities. Management determined that Alpha Modus constituted a business and that the substance of the transaction was a recapitalization of Alpha Modus, often referred to as a reverse recapitalization. Accordingly, the Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, Holdings was treated as the acquired company for financial reporting purposes. The net assets of Holdings were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Alpha Modus. All periods prior to the Business Combination have been retrospectively adjusted using the exchange ratio in the Business Combination for the equivalent number of shares outstanding immediately after the closing to effect the reverse recapitalization.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in this filing and the Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses since the Company does not have any revenue stream. On March 31, 2026, we had $35,508 in cash. Our net loss incurred for the three months ended March 31, 2026 was $4,020,831, which was a result of changes in fair value of derivative liabilities and a stock-based compensation for consulting fees. The working capital deficit was $5,541,592 on March 31, 2026. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Net (Loss) Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 43,089,002 and 63,819,624 dilutive shares of common stock derived from four convertible notes and the series C preferred stock as of March 31, 2026 and 2025, respectively.

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 20,700,000 shares of Class A common stock and the earnout shares and sponsor earnout shares as defined in the business combination agreement an aggregate of 2,950,000 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share:

	For the Three Months Ended
Numerator	March 31, 2026	March 31, 2025
Net Loss	$(4,020,831)	$(308,081)
Amortization of Debt Discounts	-	-
Interest Expense	-	-
Change in Derivative Liabilities	-	-
Adjusted Net Loss	$(4,020,831)	$(308,081)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	47,934,912	12,475,345
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	47,934,912	12,475,345

Diluted Net Loss per Share	$(0.08)	$(0.02)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of March 31, 2026 and December 31, 2025. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three months ended March 31, 2026 and 2025.

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

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at:

	March 31, 2026	December 31, 2025
Prepaid expenses	$485,273	$568,718
Prepaid stock-based compensation	1,635,230	-
Payroll tax holding account	51,573	34,549
Vendor deposits	174,000	-
Total	$2,346,076	$603,267

Prepaid stock-based compensation consisted of stock issuances for 2 consulting agreements that are being amortized over the life of the agreements. During the three months ended March 31, 2026 and 2025, the Company reported $2,190,730 and $58,125 in stock-based compensation expense.

NOTE 4 – RELATED PARTY TRANSACTIONS

On August 18, 2025, the Company renegotiated the notes with JanBella. All notes were in default. In the new agreement, JanBella elected to retain the default penalties and interest on the notes and elected to forgive the default status and extend the notes to February 1, 2026. The adjusted balance of the notes with the default penalties and interest is $2,747,038. The Company recognized interest expense of $1,276,447 for the default penalties and interest on the notes. The interest rate on all notes was set at 8.00% and the notes became convertible at a fixed price of $1.10. The Company is currently negotiating extensions for these notes. As of March 31, 2026 and December 31, 2025, the balance on this consolidated note was $2,747,308 and $2,747,308 and accrued interest was $137,352 and $82,411, respectively.

On July 10, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an unsecured Promissory Note for $2,142,857. The note matures on April 30, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $642,857. This discount is being amortized over the life of the original note ending on April 30, 2026. This note is convertible at a fixed price of $5.00. During the year ended December 31, 2025, the Company amortized $306,458 of this discount. During the three months ended March 31, 2026, the Company amortized $252,300 of this discount. As of March 31, 2026 and December 31, 2025, the balance was $2,142,857 and $2,142,857 and accrued interest was $125,714 and $82,857, respectively.

On September 16, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an unsecured Promissory Note for $714,286. The note matures on September 15, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $214,286. This discount is being amortized over the life of the original note ending on September 15, 2026. This note is convertible at a fixed price of $5.00. During the year ended December 31, 2025, the Company amortized $71,037 of this discount. During the three months ended March 31, 2026, the Company amortized $52,838 of this discount. As of March 31, 2026 and December 31, 2025, the balance was $714,286 and $714,286 and accrued interest was $31,111 and $16,825, respectively.

The Company’s CEO, William Alessi, paid various expenses on his credit cards on behalf of the Company. The Company reimburses Mr. Alessi for these charges. As of March 31, 2026 and December 31, 2025, there was a balance due of $26,658 and $252,830, respectively, which has been reported as an accrued liability payable to a related party on the financial statements.

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

NOTE 5 –CONVERTIBLE NOTES PAYABLE

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

On February 20, 2026, the Company issued 776,759 shares of common stock pursuant to conversion notice for $325,000 of principal. These shares were valued at $383,719 and the Company recognized a loss of settlement of debt of $58,719. As of March 31, 2026 and December 31, 2025, the balance was $0 and $325,000, respectively.

Other Convertible Notes

On October 16, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $400,000 (the “Note”) to a lender. The Note bears interest of 7% and matures on October 16, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Company issued 363,636 warrants in conjunction with this promissory note. These warrants are exercisable at $1.10 per share and mature on October 16, 2030. Per ASC 470, the proceeds received must be allocated between the convertible note and the warrants were classified as equity per ASC 815. The Company valued these warrants at $297,151on the date of issuance using a binomial model and recorded a debt discount for $297,151 on the note, which will be amortized over the life of the note. The binomial valuation model was based on the following assumptions: (1) expected volatility of 93.23%, (2) weighted average risk-free interest rate of 3.55% and (3) expected life of 5.00 years. During the year ended December 31, 2025, the Company amortized $62,043 of this debt discount. As of December 31, 2025, there was a debt discount balance of $235,109 remaining. During the three months ended March 31, 2026, the Company amortized $73,471 of this debt discount. As of March 31, 2026, there was a debt discount balance of $161,637 remaining. As of March 31, 2026 and December 31, 2025, the balance on this note was $400,000 and $400,000 and accrued interest was $12,989 and $5,989, respectively.

On October 31, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $250,000 (the “Note”) to a lender. The Note bears no interest and matures on October 30, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Company issued 1,000,000 warrants in conjunction with this promissory note. These warrants are exercisable at $1.00 per share and mature on October 30, 2030. Per ASC 470, the proceeds received must be allocated between the convertible note and the warrants were classified as equity per ASC 815. The Company valued these warrants at $777,956 on the date of issuance using a binomial model and recorded a debt discount for $250,000 on the note, which will be amortized over the life of the note. The binomial valuation model was based on the following assumptions: (1) expected volatility of 92.98%, (2) weighted average risk-free interest rate of 3.71% and (3) expected life of 5.00 years. During the year ended December 31, 2025, the Company amortized $41,896 of this debt discount. As of December 31, 2025, there was a debt discount balance of $208,104 remaining. During the three months ended March 31, 2026, the Company amortized $61,813 of this debt discount. As of March 31, 2026, there was a debt discount balance of $146,291 remaining. As of March 31, 2026 and December 31, 2025, the balance on this note was $250,000 and accrued interest was $0.

On December 30, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $110,000 (the “Note”) to a lender. The Note bears interest of 7% and matures on December 29, 2026. The principal balance may be repaid at any time. The Note contained an original issue discount of $10,000 and the Company received $100,000 in cash. The Note can be converted at any time following six months after the issuance. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. During the year ended December 31, 2025, the Company amortized $55 of the debt discount leaving a balance of $9,945 as of December 31, 2025. On January 30, 2026, the Company made a payment of $127,287 towards the principal balance of $110,000 and accrued interest and early payoff penalty of $17,287. During the three months ended March 31, 2026, the Company fully amortized the remaining $9,945 of this debt discount. As of March 31, 2026 and December 31, 2025, the balance on this note was $0 and $110,000 and accrued interest was $0 and $0, respectively.

NOTE 6 – FINANCING PAYABLE

On December 16, 2025, the Company entered into a financing arrangement for an insurance policy. The Company financed $464,000 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $47,686 with the first payment being due on January 16, 2026. During the three months ended March 31, 2026, the Company made three payments totaling $143,063. As of March 31, 2026 and December 31, 2025, the balance of this financing arrangement was $324,800 and $464,000 and accrued interest was $1,288 and $1,160, respectively.

NOTE 7 – WARRANTS

As of March 31, 2026 and December 31, 2025, the Company has 12,000,000 Public Warrants and 8,700,000 Private Placement Warrants outstanding.

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

NOTE 8 – EARNOUT SHARES AND SPONSOR EARNOUT SHARES

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

NOTE 9 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

The fair value of financial instruments on March 31, 2026 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$538,800	$-
Derivative liabilities-private warrants	$-	$398,644	$-
Derivative liabilities-earnout shares	$-	$-	$-
Derivative liabilities-sponsor earnout shares	$-	$-	$-
Total	$-	$937,444	$-

Mezzanine Equity:
Series C preferred stock	$-	$-	$41,170,508

The fair value of financial instruments on December 31, 2025 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$658,800	$-
Derivative liabilities-private warrants	$-	$487,573	$-
Derivative liabilities-earnout shares	$-	$-	$-
Derivative liabilities-sponsor earnout shares	$-	$-	$-
Total	$-	$1,146,373	$-

Mezzanine Equity:
Series C preferred stock	$-	$-	$41,170,508

The initial and subsequent fair values of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. The Company recognized a gain in the statement of operations resulting from a decrease in the fair value of warrant liabilities of $208,929 for the three months ended March 31, 2026 and recognized a gain in the statement of operations resulting from a decrease in the fair value of warrant liabilities of $234,195 for the three months ended March 31, 2025, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at their measurement dates: March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Exercise price	$11.5000	$11.5000
Stock price	$0.3677	$0.4601
Public warrant price	$0.0449	$0.0549
Volatility	99.90%	92.40%
Risk-free rate	3.85%	3.64%
Dividend yield	0.00%	0.00%

The initial fair value of the Company Earnout Shares and the fair value of the Sponsor Earnout Shares have been estimated using a Monte Carlo simulation model. For the three months ended March 31, 2026 and 2025, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of liabilities of approximately $0 and $1,039,282, respectively, presented as change in fair value of derivative earnout shares and sponsor earnout shares liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates: March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock price	$0.3677	$0.4601
Volatility	28.20%	25.80%
Risk-free rate	3.85%	3.64%
Dividend yield	0.00%	0.00%

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

NOTE 10 – MEZZANINE EQUITY

Series C Preferred Stock

On December 13, 2024, as part of the business combination, the Company issued 7,500,000 shares of series C preferred stock to Legacy Alpha Modus shareholders in exchange for the same number of Legacy Alpha Modus’ common stock. Management reviewed ASC 480, ASC 805, ASC 815, ASC 820 and ASC 825 to determine the proper treatment of the series C preferred shares. Management concluded that the series C preferred shares qualify as temporary equity under ASC 815; therefore, the Company will recognize the series C preferred shares within mezzanine equity in its balance sheet. In accordance with ASC 480, the series C preferred shares will be initially recorded and measured at fair value; however, when estimating the fair value of the series C preferred shares, the Company has followed the guidance in ASC 820, “Fair Value Measurement”. Because Redemption is contingent upon the occurrence of certain events that have not been met, subsequent changes to the carrying value of the series C preferred shares will not be recognized until Redemption becomes probable of occurring.

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

On June 30, 2025, the Company issued 26,079,868 shares of common stock for the conversion of 3,200,000 shares of preferred series C stock. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity. As of March 31, 2026 and December 31, 2025, there were 4,300,000 shares of series C preferred stock issued and outstanding.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Common Stock

Class A Common Stock -The Company is authorized to issue 228,500,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 51,409,476 and 42,567,644 shares of Class A common stock issued and outstanding, respectively.

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

On October 24, 2025, the Company entered into consulting agreements with Rucus Holdings LLC (“Rucus”) and Leron Group LLC (“Leron”), pursuant to which Rucus and Leron would provide marketing and sales services to the Company in connection with the rollout of the Company’s financial services kiosks with a major US retailer, and the Company would issue Rucus 250,000 shares of Class A common stock, and the Company would issue Leron 4,000,000 shares of Class A common stock. Such shares were issued to Rucus and Leron on January 20, 2026. These shares were valued at $0.8049 on January 20, 2026 for a total value of $3,420,825. The Company recognized stock compensation expense of $1,785,595. As of March 31, 2026, there is $1,635,230 of stock compensation included in prepaid expenses.

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

On February 20, 2026, the Company issued 776,759 shares of Class A common stock to Loeb & Loeb, LLP pursuant to its conversion of the Note issued by the Company to Loeb & Loeb, LLP on December 13, 2024. The lender converted $325,000 of principal. These shares were valued at $0.494 on February 20, 2026 for a total value of $383,719. The Company recognized a loss on settlement of debt of $58,719.

On February 27, 2026, the Company issued 235,847 shares of Class A common stock to four individuals for services rendered as a bonus for their diligence and efforts for the Company. These shares were valued at $0.5014 on February 27, 2026 for a total value of $118,254. The Company recognized stock compensation expense of $118,254.

On February 27, 2026, the Company issued 95,000 shares of Class A common stock to two individuals pursuant to two consulting agreements. These shares were valued at $0.5014 on February 27, 2026 for a total value of $47,633. The Company recognized stock compensation expense of $47,633.

On March 31, 2026, the Company issued 68,767 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $0.3677 per share. The Company recognized $101,143 in stock-based compensation expense.

On March 31, 2026, the Company issued 171,916 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $0.3677 per share. The Company recognized $63,213 in stock-based compensation expense.

On March 31, 2026, the Company issued 48,953 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $0.3677 per share. The Company recognized $18,000 in stock-based compensation expense.

On March 31, 2026, the Company issued 154,725 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $56,250 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $0.3677 per share. The Company recognized $56,892 in stock-based compensation expense.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were zero shares of Class B common stock issued and outstanding.

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

As of March 31, 2026 and December 31, 2025, the Company had 1,363,636 warrants issued and outstanding.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Royalty income	$-	$-
Cost of income	-	-
Gross profit	-	-

Operating expenses
General and administrative expenses	997,005	1,067,070
Professional fees	2,810,141	292,131
Total operating expenses	3,807,146	1,359,201
Operating loss	(3,807,146)	(1,359,201)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	325,000	-
Interest income	-	6
Change in fair value of earnout shares liability	-	1,039,282
Change in fair value of warrants liability	208,929	234,195
Shareholder settlement expense	(150,000)	-
Loss on settlement of debt	(6,929)	-
Interest expense	(590,685)	(222,363)
Total other income (expense)	(213,685)	1,051,120
Loss before income tax expense	(4,020,831)	(308,081)
Income tax expense	-	-
Net loss	$(4,020,831)	$(308,081)

The Company had $127,847 and $8,050 in long-lived tangible assets as of March 31, 2026 and December 31, 2025, respectively.

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

Subsequent to March 31, 2026, the Company has continued to sell stock to H.C. Wainwright & Co., LLC, pursuant to the Company’s At The Market Offering Agreement with H.C. Wainwright & Co., LLC, dated January 7, 2026, and pursuant to the Company’s registration statement on Form S-3 filed by the Company on January 7, 2026, and declared effective on January 16, 2026. Subsequent to March 31, 2026, the Company has sold pursuant to this facility an aggregate of 2,760,133 shares of Class A common stock for $792,065 in cash. Selling costs of these shares amounted to $34,805, and the Company received $757,260 in net cash.

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

Alpha Modus engages in creating, developing and licensing data-driven technologies to enhance consumers’ in-store digital experience at the point of decision. Alpha Modus, Corp., the Company’s operational subsidiary, was founded in 2014 and is headquartered in Cornelius, North Carolina.

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

Results of Operations

For the Three Months ended March 31, 2026, compared to the Three Months ended March 31, 2025

Revenue

Alpha Modus had $0 and $0 revenue during the three months ended March 31, 2026 and 2025, respectively.

Operating Expenses

Alpha Modus had operating expenses of $3,807,146 for the three months ended March 31, 2026, compared to $1,359,201 for the three months ended March 31, 2025. The increase was primarily due to an increase in professional fees and payroll expenses.

Other Income/Expenses

Alpha Modus had total other expense of $213,685 for the three months ended March 31, 2026, compared to total other income of $1,051,120 for the three months ended March 31, 2025. The decrease was primarily due to the patent infringement income of $325,000, an increase of $368,322 in interest expense, an increase of $6,929 in loss on settlement of debt, a decrease of $25,266 in change in fair value of warrants liability and a decrease of $1,039,282 in gain of change in fair value of business combination earnout shares liability, as compared to total other income of $1,051,120 for the three months ended March 31, 2025. The Company has generated income attributable to settlements of patent infringement and intellectual property enforcement matters. Under the current interpretation and application of GAAP, these proceeds are classified as “Other Income” rather than operating revenue within the consolidated statements of operations. Alpha Modus had $325,000 and $0 other income during the three months ended March 31, 2026 and 2025, respectively.

Net Loss

Alpha Modus had a net loss of $4,020,831 for the three months ended March 31, 2026, compared to a net loss of $308,081 for the three months ended March 31, 2025. The increase in net loss during the three months ended March 31, 2026, as compared to the net loss during the three months ended March 31, 2025, was primarily due to the increase in professional fees of $2,518,009 and decrease of gain in change in fair value of earnout shares of $1,039,282 during the three months ended March 31, 2026, described above.

Liquidity and Capital Resources

As of March 31, 2026, Alpha Modus had cash of $35,508. We do not have sufficient resources to execute all of our business plans. We expect to incur significant expenses during the next twelve months of operations, including expenses associated with being a public company. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we believe we will need to raise a minimum of an additional $2,500,000. These factors, along with the lack of current Company revenues, raise substantial doubt about Alpha Modus’ ability to continue as a going concern.

Net cash used in operating activities was $1,488,596 for the three months ended March 31, 2026, compared to $594,147 for the three months ended March 31, 2025.

We had net cash used in investing activities for the three months ended March 31, 2026, of $119,797, compared to $0 for the three months ended March 31, 2025.

We had net cash provided by financing activities for the three months ended March 31, 2026, of $1,575,901, compared to $6,610 for the three months ended March 31, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to remediate the identified material weakness by implementing a more timely reporting schedule and incorporating additional reviews of the financial statement support for future quarters.

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

On November 12, 2024, Alpha Modus filed a patent infringement lawsuit against Brookshire Grocery Co. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘825 patent, ‘672 patent, ‘890 patent and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:2024-cv-00919), and the case has since been settled.

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

On September 4, 2025, Alpha Modus filed a patent infringement lawsuit against Creative Realities, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, 825 patent, ‘672 patent, ‘890 patent, and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-009311), and the case is in the claim construction and discovery stages.

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

On September 24, 2025, Alpha Modus filed a patent infringement lawsuit against RetailNext Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘825 patent, ‘120 patent, ‘550 patent, and ‘890 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-00977), and the case is in the claim construction and discovery stages.

On October 2, 2025, Alpha Modus filed a patent infringement lawsuit against Navori SA and meldCX Pty Ltd. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘550 patent, ‘890 patent, and ‘731 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01000), and the case is in its initial pleading stage.

On October 3, 2025, Alpha Modus filed a patent infringement lawsuit against Sensormatic Electronics, LLC and Johnson Controls International, PLC alleging infringement of several Alpha Modus patents pertaining to its ‘825 patent, ‘550 patent, ‘890 patent, and ‘880 patent, which encompass retail marketing and advertising data-driven technologies to enhance consumers’ in-store experience at the point of decision. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01003), and the case is in the claim construction and discovery stages.

On October 8, 2025, Alpha Modus filed a patent infringement lawsuit against Lowe’s Companies, Inc. and Lowe’s Home Centers, LLC alleging infringement of several Alpha Modus patents pertaining to its ‘672 patent, ‘890 patent, ‘120 patent, ‘731 patent, and ‘550 patent, which encompass systems for real-time inventory management, customer assistance, personalized in-store advertising, dynamic store layout optimization, and behavioral data-driven retail engagement. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01026), and the case is in the claim construction and discovery stages.

On October 22, 2025, Alpha Modus filed a patent infringement lawsuit against 7-Eleven, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘890 patent, ‘880 patent, ‘120 patent, ‘731 patent, ‘550 patent, ‘121 patent, and ‘718 patent, which encompass the capability to analyze consumer behavior and product interaction in real-time, which allows businesses to dynamically adjust their marketing strategies to meet the immediate needs of consumers at pivotal purchasing decision moments. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01060), and the case is in the claim construction and discovery stages.

On November 3, 2025, Alpha Modus filed a patent infringement lawsuit against Adroit Worldwide Media, Inc. alleging infringement of several Alpha Modus patents pertaining to its ‘672 patent, ‘890 patent, ‘880 patent, and ‘121 patent, which encompass systems that enable real-time inventory management, personalized shopper engagement, and automated frictionless-checkout experiences. The complaint was filed in the United States District Court for the Central District of California (Case No. 8:25-cv-02471), and the case has since been settled.

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

On December 1, 2025, Alpha Modus filed a patent infringement lawsuit against H&M Fashion USA, Inc., alleging infringement of several Alpha Modus patents pertaining to its ‘890 patent, ‘120 patent, ‘880 patent, ‘731 patent, and ‘121 patent, which encompass methods and systems for monitoring shopper behavior, analyzing product interactions, optimizing product placement, managing inventory in real time, and enabling seamless in-store purchase experiences. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-01182), and the case is in the claim construction and discovery stages.

On April 23, 2025, Alpha Modus filed a patent infringement lawsuit against Circle-K Stores Inc., alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘890 patent, ‘880 patent, ‘731 patent, and ‘718 patent, which encompass methods and systems for monitoring shopper behavior, analyzing product interactions, optimizing product placement, managing inventory in real time, and enabling seamless in-store purchase experiences. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-00335), and the case is in its initial pleading stage.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, our registration statement on Form S-1 filed with the SEC on December 11, 2025, and our registration statement on Form S-3 filed with the SEC on January 7, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During the three months ended March 31, 2026, the Company issued the following unregistered securities:

On February 27, 2026, the Company issued 235,847 shares of Class A common stock to four individuals for services rendered as a bonus for their diligence and efforts for the Company. These shares were valued at $0.5014 on February 27, 2026, for a total value of $118,254. The Company recognized stock compensation expense of $118,254.

On February 27, 2026, the Company issued 95,000 shares of Class A common stock to two individuals pursuant to two consulting agreements. These shares were valued at $0.5014 on February 27, 2026, for a total value of $47,633. The Company recognized stock compensation expense of $47,633.

On March 31, 2026, the Company issued 68,767 shares of Class A common stock to each of the four non-employee directors for the quarterly issuances required by the director agreements with those directors. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026, at $0.3677 per share. The Company recognized $101,143 in stock-based compensation expense.

On March 31, 2026, the Company issued 171,916 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026, at $0.3677 per share. The Company recognized $63,214 in stock-based compensation expense.

On March 31, 2026, the Company issued 48,953 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026, at $0.3677 per share. The Company recognized $18,000 in stock-based compensation expense.

On March 31, 2026, the Company issued 154,725 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $56,250 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026, at $0.3677 per share. The Company recognized $56,892 in stock-based compensation expense.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K, except that each of the 10b5-1 plans of the entities whose shares are beneficially owned by Company CEO and director, William Alessi, expired on or about March 9, 2026. Those plans (now expired) originally included the following shares: Janbella Group, LLC – 934,616 shares; The Alessi 2023 Irrevocable Trust – 139,784 shares; The Alessi Revocable Trust – 610,216 shares; The Isabella Alessi 2023 Irrevocable Trust – 200,000 shares; The Janet Alessi 2023 Irrevocable Trust – 200,000 shares; The Kim Alessi Richter 2023 Irrevocable Trust – 200,000 shares; and The WRA 2023 Irrevocable Trust – 200,000 shares. No shares were sold under any of the plans.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated By Reference
No.	Description	Form	Exhibit	Filing Date
1.1	Sales Agreement, dated January 7, 2026, by and between Alpha Modus Holdings, Inc. and H.C. Wainwright & Co., LLC	S-3	1.1	1/7/2026
2.1#	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	10/17/2023
2.2#	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	12/19/2024
3.2	Amended and Restated Bylaws	8-K	3.2	12/19/2024
10.1	Securities Purchase Agreement, dated October 23, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	10/23/2024
10.2	Amendment to Securities Purchase Agreement, dated December 12, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	12/12/2024
10.3	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust	8-K	10.2	10/17/2023
10.4	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.	8-K	10.5	10/17/2023
10.5	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties	8-K	10.4	10/17/2023
10.6	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC	8-K	10.3	10/17/2023
10.7	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC	8-K	10.1	10/17/2023
10.8	Promissory Note issued by Alpha Modus Holdings, Inc. to Loeb & Loeb LLP	8-K	10.8	12/19/2024
10.9++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and William Alessi	8-K	10.9	12/19/2024
10.10++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Rodney Sperry	8-K	10.10	12/19/2024
10.11++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Chris Chumas	8-K	10.11	12/19/2024
10.12	Subscription Agreement, dated August 30, 2023, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.10	10/25/2023
10.13	Amendment to Subscription Agreement, dated May 15, 2024, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.15	6/6/2024
10.14	Subscription Agreement, dated April 26, 2024, and accepted by Alpha Modus, Corp. on May 16, 2024, by and among Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	S-4/A	10.15	7/3/2024
10.15	Extension Agreement, dated March 29, 2024, by and among Alpha Modus, Corp. and Janbella Group, LLC	S-4/A	10.16	7/3/2024
10.16	Intellectual Property License Agreement, dated January 8, 2024, by and among Alpha Modus, Corp. and GZ6G Technologies Corp	S-4/A	10.17	7/31/2024
10.16	Intellectual Property License Agreement, dated April 10, 2024, by and among Alpha Modus, Corp., Xalles Holdings Inc., and CashXAI Inc.	S-4/A	10.18	7/31/2024
10.17	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer	8-K	10.1	6/24/2024
10.18	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.	8-K	1.2	6/24/2024
10.19	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.	8-K	1.1	6/24/2024

Exhibit		Incorporated By Reference
No.	Description	Form	Exhibit	Filing Date
10.20	Patent Monetization Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Alpha Modus Ventures, LLC	8-K	10.1	5/2/2025
10.21	Option Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Janbella Group, LLC, and Chris Chumas	8-K	10.2	5/2/2025
10.22	Amendment #2 to Secured Convertible Promissory Note, dated April 28, 2025, by and between Alpha Modus Holdings, Inc. and Streeterville Capital, LLC	8-K	10.3	5/2/2025
10.23	Exchange Agreement, dated May 27, 2025, by and between Alpha Modus Holdings, Inc., and The WRA 2023 Irrevocable Trust, The Janet Alessi 2023 Irrevocable Trust, The Isabella Alessi 2023 Irrevocable Trust, and The Kim Alessi Richter Irrevocable Trust	8-K	10.1	5/30/2025
10.24++	Amended Employment Agreement, dated July 1, 2025, by and between Alpha Modus Holdings, Inc., and Rodney Sperry	8-K	10.1	7/15/2025
10.25	Promissory Note Due April 30, 2026, issued by Alpha Modus Holdings, Inc. to The Alessi 2023 Irrevocable Trust, dated July 10, 2025	8-K	10.1	7/17/2025
10.26	Intellectual Property License Agreement, dated July 21, 2025, by and between Alpha Modus Holdings, Inc., CashXAI, Inc., and CashX, LLC	8-K	10.1	7/23/2025
10.27	Exchange Agreement, dated August 14, 2025, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	8/15/2025
10.28	Cancellation Agreement, dated September 8, 2025, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	9/8/2025
10.29	Promissory Note Due September 15, 2026, issued by Alpha Modus Holdings, Inc. to The Alessi 2023 Irrevocable Trust, dated September 16, 2025	8-K	10.1	10/23/2025
10.30	Securities Purchase Agreement, dated October 16, 2025, by Alpha Modus Holdings, Inc. and the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust	8-K	10.2	10/23/2025
10.31	Convertible Promissory Note Due October 15, 2026, issued by Alpha Modus Holdings, Inc. to the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust, dated October 16, 2025	8-K	10.3	10/23/2025
10.32	Common Stock Purchase Warrant, dated October 16, 2025	8-K	10.4	10/23/2025
10.33	Consulting Agreement, dated September 22, 2025, by and between Alpha Modus Holdings, Inc. and Rucus Holdings LLC	8-K	10.1	10/24/2025
10.34	Consulting Agreement, dated September 22, 2025, by and between Alpha Modus Holdings, Inc. and Leron Group LLC	8-K	10.2	10/24/2025
10.35	Securities Purchase Agreement, dated October 31, 2025, by Alpha Modus Holdings, Inc. and AIFirst Ventures LLC	8-K	10.1	12/5/2025
10.36	Convertible Promissory Note Due October 30, 2026, issued by Alpha Modus Holdings, Inc. to AIFirst Ventures LLC, dated October 31, 2025	8-K	10.2	12/5/2025
10.37	Common Stock Purchase Warrant, dated October 31, 2025	8-K	10.3	12/5/2025
10.38	Securities Purchase Agreement, dated December 30, 2025, by Alpha Modus Holdings, Inc. and Alexander Haase-Dubosc	8-K	10.1	12/31/2025
10.39	Convertible Promissory Note Due December 29, 2026, issued by Alpha Modus Holdings, Inc. to Alexander Haase-Dubosc, dated December 30, 2025	8-K	10.2	12/31/2025
10.40	Exchange Agreement, dated April 8, 2026, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	04/10/2026
21.1	List of Subsidiaries	10-K	21.1	3/31/2026
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	10-K	97	5/14/2024
99.1	Forfeiture Agreement, dated December 12, 2024, by and between Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	8-K	99.1	12/12/2024
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

++	Indicates a management or compensatory plan.
*	Filed or furnished herewith.
#	Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2026	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ William Alessi
	Name:	William Alessi
	Title:	Chief Executive Officer (Principal executive officer)

Dated: May 14, 2026	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ Rodney Sperry
	Name:	Rodney Sperry
	Title:	Chief Financial Officer (Principal financial and accounting officer)

