Form 10-Q
period 2026-06-30
ALPHA MODUS HOLDINGS, INC.
filed 2026-08-14
CIK 1862463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, 4,966,818 shares of Class A common stock, par value $0.0001 per share (“common stock”), were issued and outstanding.

ALPHA MODUS HOLDINGS, INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ALPHA MODUS HOLDINGS, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$2,001,007	$68,000
Royalty receivable	7,138	7,138
Prepaid expenses and other current assets	1,278,791	603,267
Employee advance	-	7,500
Franchise tax receivable	-	121,872
Total current assets	3,286,936	807,777

Property, plant and equipment, net	127,847	8,050
Total assets	$3,414,783	$815,827

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$645,521	$609,030
Accrued liabilities	262,841	143,730
Accrued liabilities payable to related party	81,495	252,830
Accrued interest payable to related party	413,555	188,142
Financing payable	185,600	464,000
Convertible notes payable, net of discount	482,856	631,842
Convertible notes payable - related party, net of discount	5,567,195	5,159,534
Derivative liability	1,888,086	-
Warrant liability	13,243	1,146,373
Total current liabilities	9,540,392	8,595,481
Total liabilities	9,540,392	8,595,481

Commitments and contingencies

Mezzanine equity
Series C preferred stock, $0.001 par value, 8,500,000 shares authorized, 0 and 4,300,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	41,170,508

Stockholders’ deficit
Class A common stock, $0.0001 par value, 228,500,000 shares authorized, 4,933,091 and 1,064,255 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	493	106
Additional paid-in capital	99,545,114	50,551,057
Accumulated deficit	(105,671,216)	(99,501,325)
Total stockholders’ deficit	(6,125,609)	(48,950,162)
Total liabilities, mezzanine equity and stockholders’ deficit	$3,414,783	$815,827

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses
General and administrative expenses	$1,010,441	$623,155	$2,007,446	$1,690,225
Professional fees	1,549,769	525,655	4,359,910	817,786
Total operating expenses	2,560,210	1,148,810	6,367,356	2,508,011
Operating loss	(2,560,210)	(1,148,810)	(6,367,356)	(2,508,011)

Other income (expenses)
Patent infringement income	-	13,096	325,000	13,096
Interest income	-	-	-	6
Change in derivative liability	(110,632)	-	(110,632)	-
Change in fair value of earnout shares liability	-	12,633	-	1,051,915
Change in fair value of warrants liability	924,201	(581,842)	1,133,130	(347,647)
Shareholder settlement expense	-	-	(150,000)	-
Loss on settlement of debt	-	(598,324)	(6,929)	(598,324)
Interest expense	(402,419)	(483,815)	(993,104)	(706,178)
Total other income (expense)	411,150	(1,638,252)	197,465	(587,132)
Loss before income tax expense	(2,149,060)	(2,787,062)	(6,169,891)	(3,095,143)
Income tax expense	-	-	-	-
Net loss	$(2,149,060)	$(2,787,062)	$(6,169,891)	$(3,095,143)

Loss per share, class A common stock – basic and diluted	$(1.02)	$(8.72)	$(3.72)	$(9.80)
Weighted average number of shares of class A common stock – basic and diluted	2,115,078	319,574	1,658,892	315,750

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock ($0.0001 Par)		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2025	1,064,255	106	50,551,057	(99,501,325)	(48,950,162)
Shares issued for services	128,538	13	3,780,821	-	3,780,834
Shares issued for settlement of accounts payable	10,000	1	321,959	-	321,960
Shares issued for conversion of note payable	19,419	2	383,717	-	383,719
Shares issued from the at-the-market offering	60,840	6	1,855,095	-	1,855,101
Net loss for the period	-	-	-	(4,020,831)	(4,020,831)
Balance, March 31, 2026	1,283,052	128	56,892,649	(103,522,156)	(46,629,379)
Shares issued for services	56,498	6	240,675	-	240,681
Shares issued from the at-the-market offering	99,422	10	1,019,040	-	1,019,050
Shares issued for pre-paid purchase agreement	450,000	45	222,546	-	222,591
Shares issued for conversion of preferred series C shares	3,044,119	304	41,170,204	-	41,170,508
Net loss for the period	-	-	-	(2,149,060)	(2,149,060)
Balance, June 30, 2026	4,933,091	$493	$99,545,114	$(105,671,216)	$(6,125,609)

	Common Stock ($0.0001 Par)		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2024	311,444	$31	$13,228,002	$(93,828,392)	$(80,600,359)
Shares issued for services	539	-	58,125	-	58,125
Net loss for the period	-	-	-	(308,081)	(308,081)
Balance, March 31, 2025	311,983	31	13,286,127	(94,136,473)	(80,850,315)
Shares issued for services	2,551	-	124,472	-	124,472
Shares issued for financing incentive	31,250	3	1,437,497	-	1,437,500
Shares issued for conversion of note payable	17,840	2	891,998	-	892,000
Shares issued for conversion of preferred series C shares	651,997	65	30,638,452	-	30,638,517
Net loss for the period	-	-	-	(2,787,062)	(2,787,062)
Balance, June 30, 2025	1,015,621	$101	$46,378,546	$(96,923,535)	$(50,544,888)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(6,169,891)	$(3,095,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	728,675	500,785
Shares issued for services	4,021,515	182,597
Change in derivative liability	110,632	-
Change in fair value of warrant liability	(1,133,130)	347,647
Change in fair value of earnout shares liability	-	(1,051,915)
Loss on extinguishment of debt	6,929	598,324
Change in assets and liabilities:
Franchise tax receivable	121,872	-
Prepaid expenses and other current assets	(675,524)	431,921
Employee advance	7,500	-
Accounts payable and accrued expenses	524,352	943,071
Accrued expenses - related party	(171,335)	-
Accrued interest payable - related party	225,413	27,376
Net cash used in operating activities	(2,402,992)	(1,115,337)

Cash flows from investing activities:
Purchase of property, plant and equipment	(119,797)	(7,500)
Net cash used in investing activities	(119,797)	(7,500)

Cash flows from financing activities:
Proceeds from notes payable to related party	-	800,000
Repayment of notes payable to related party	(30,000)	(400,000)
Proceeds from convertible notes payable	2,000,000	500,000
Repayment of convertible notes payable	(110,000)	-
Repayment of financing payable	(278,400)	(394,888)
Proceeds from sale of common stock	2,874,196	125
Net cash provided by financing activities	4,455,796	505,237
Net change in cash	1,933,007	(617,600)

Cash at beginning of period	68,000	735,814
Cash at end of period	$2,001,007	$118,214

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash information
Common shares issued as financing incentive	$-	$1,437,500
Common shares issued from conversion of preferred series C shares	$41,170,508	$30,638,517
Recognition of derivative liability	$1,777,454	$-
Shares issued for pre-paid purchase applied directly against additional paid-in capital	$222,546	$-
Common shares issued from settlement of accounts payable	$321,960	$-
Common shares issued from conversion of convertible notes payable	$383,719	$892,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHA MODUS HOLDINGS, INC.

Notes to Consolidated Financial Statements

June 30, 2026

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

In the Business Combination, the Company issued 132,375 shares of common stock and 7,500,000 shares of Series C Preferred Stock to Legacy Alpha Modus’ shareholders as merger consideration in the Business Combination, and the Company issued 45,433 shares of common stock to various parties as required by the Business Combination Agreement. Immediately following the Business Combination there were 311,382 shares of the Company’s common stock (all Class A common stock) issued and outstanding, and 7,500,000 shares of the Company’s Series C Preferred Stock issued and outstanding.

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

Liquidity and Going Concern

We have incurred recurring losses since inception and expect to continue to incur losses since the Company does not have any revenue stream. On June 30, 2026, we had $2,001,007 in cash. Our net loss incurred for six months ended June 30, 2026 was $6,169,891, which was a result of changes in fair value of derivative liabilities, interest expense and a stock-based compensation for consulting fees. The working capital deficit was $6,253,456 on June 30, 2026. As a result, there is substantial doubt about our ability to continue as a going concern. In the event that we are unable to generate sufficient cash from our operating activities or raise additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition and long-term prospects. The Company expects to seek to obtain additional funding through increased revenues and future financings. There can be no assurance as to the availability or terms upon which such financing and capital might be available. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the consolidated balance sheets, except for the derivative liabilities (see Note 10).

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

The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. In accordance with FASB ASC Topic 820, “Fair Value of Financial Instruments” (“ASC 820”), the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. At the date of the merger, the initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. Subsequently, the fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using this same Black-Scholes model. Derivative warrant liabilities are classified as current liabilities due to the provision allowing the holders to exercise the warrants at any time (See note 8 for more details on warrants).

The company earnout shares and sponsor earnout shares (“earnout shares”) as defined in the business combination agreement are recognized as derivative liabilities in accordance with ASC 815. In accordance with FASB ASC Topic 820, “Fair Value of Financial Instruments” (“ASC 820”), the Company recognizes the earnout shares instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. At the date of the merger, the initial fair value of the earnout shares have been estimated using a Monte Carlo simulation model. Subsequently, the fair value of the earnout shares have been estimated using this same Monte Carlo simulation model. Derivative earnout shares liabilities are classified as current liabilities (See note 9 for more details on earnout shares).

The pre-paid purchases are recognized as derivative liabilities in accordance with ASC 815. In accordance with FASB ASC Topic 820, “Fair Value of Financial Instruments” (“ASC 820”), the Company recognizes the pre-paid purchases as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. The fair value of the pre-paid purchases has been estimated using a binomial model. Derivative warrant liabilities are classified as current liabilities (See note 7 for more details on warrants).

Net (Loss) Income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the year as defined by FASB, ASC Topic 260, Earnings per Share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. The Company has 4,154,385 and 978,296 dilutive shares of common stock derived from the convertible notes and the series C preferred stock as of June 30, 2026 and 2025, respectively.

The calculation of diluted net loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 517,500 shares of Class A common stock and the earnout shares and sponsor earnout shares as defined in the business combination agreement an aggregate of 73,750 shares of Class A common stock in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share:

	For the Three Months Ended
Numerator	June 30, 2026	June 30, 2025
Net Loss	$(2,149,060)	$(2,787,062)
Adjusted Net Loss	$(2,149,060)	$(2,787,062)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	2,115,078	319,574
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	2,115,078	319,574

Diluted Net Loss per Share	$(1.02)	$(8.72)

	For the Six Months Ended
Numerator	June 30, 2026	June 30, 2025
Net Loss	$(6,169,891)	$(3,095,143)
Adjusted Net Loss	$(6,169,891)	$(3,095,143)

Denominator	Shares	Shares
Basic Weighted Average Number of Shares Outstanding during Period	1,658,892	315,750
Dilutive Shares	-	-
Diluted Weighted Average Number of Shares Outstanding during Period	1,658,892	315,750

Diluted Net Loss per Share	$(3.72)	$(9.80)

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2026 and December 31, 2025. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the three and six months ended June 30, 2026 and 2025.

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

Series C Preferred Stock

During the year ended December 31, 2024, the Company amended and restated its charter to include the designation of a Series C Preferred Stock. The Amended and Restated Charter authorizes the issuance of 8,500,000 shares of preferred stock, 7,500,000 shares of which have been designated as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), and 1,000,000 shares of which will be undesignated. Based on the characteristics and rights of the Series C Preferred Stock, the Company is reporting it as Mezzanine Equity (Temporary Equity) on its consolidated balance sheets. These shares were valued at the date of issuance using a Monte Carlo Simulation model. The Company determined that subsequent changes to the carrying value of the series C preferred shares will not be recognized until Redemption becomes probable of occurring. Alpha Modus shall be obligated to pay holders the Liquidation Value to redeem the Series C Preferred Stock upon the occurrence of a Deemed Liquidation Event (as defined below) or Trigger Event (as defined below). “Deemed Liquidation Event” generally means (a) a merger or consolidation where Alpha Modus or a subsidiary is a party to the merger and Alpha Modus issues shares of stock (except for domicile mergers and mergers not constituting a change of control); (b) Alpha Modus issues convertible or equity securities that senior to the Series C Preferred Stock in any respect; (c) a holder does not receive conversion shares upon conversion of the Series C Preferred Stock within 5 trading days due to the occurrence of an event that is solely within the control of Alpha Modus; (d) trading of the common stock is halted or suspended for 10 or more consecutive trading days due to the occurrence of an event that is solely within the control of Alpha Modus; or (e) a sale or other disposition of substantially all the assets of Alpha Modus that is not approved by the holders of the Series C Preferred Stock. See Note 11 – Mezzanine Equity and Note 12 – Stockholders’ Equity for further details.

Recent Accounting Pronouncements

Recently Issued Accounting Standards: Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements, except as noted below.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires companies to disclose disaggregated amounts relating to (a) inventory purchases; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization. Further, this guidance will require companies to include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The standard is intended to benefit investors by providing more detailed expense disclosures that would be useful in making capital allocation decisions. This guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 but early adoption is permitted. ASU 2024-03 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at:

	June 30, 2026	December 31, 2025
Prepaid expenses	$309,995	$568,718
Prepaid stock-based compensation	780,023	-
Payroll tax holding account	4,773	34,549
Vendor deposits	184,000	-
Total	$1,278,791	$603,267

Prepaid stock-based compensation consisted of stock issuances for 2 consulting agreements that are being amortized over the life of the agreements. During the six months ended June 30, 2026 and 2025, the Company reported $4,021,515 and $182,597 in stock-based compensation expense.

NOTE 4 – RELATED PARTY TRANSACTIONS

On August 18, 2025, the Company renegotiated the notes with JanBella. All notes were in default. In the new agreement, JanBella elected to retain the default penalties and interest on the notes and elected to forgive the default status and extend the notes to February 1, 2026. The adjusted balance of the notes with the default penalties and interest is $2,747,038. The Company recognized interest expense of $1,276,447 for the default penalties and interest on the notes. The interest rate on all notes was set at 8.00% and the notes became convertible at a fixed price of $1.10. These notes are currently in default and the Company is negotiating extensions for these notes. As of June 30, 2026 and December 31, 2025, the balance on this consolidated note was $2,747,308 and $2,747,308 and accrued interest was $192,903 and $82,411, respectively.

On July 10, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an unsecured Promissory Note for $2,142,857. The note matures on April 30, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $642,857. This discount is being amortized over the life of the original note ending on April 30, 2026. This note is convertible at a fixed price of $5.00. During the three and six months ended June 30, 2026, the Company amortized $84,099 and $336,399 of this discount, respectively. As of June 30, 2026 and December 31, 2025, the balance was $2,142,857 and $2,142,857 and accrued interest was $169,048 and $82,857, respectively.

On September 16, 2025, the Company and The Alessi 2023 Irrevocable Trust entered into an unsecured Promissory Note for $714,286. The note matures on September 15, 2026. The interest rate is 8.00%. An original interest discount was included on this note of $214,286. This discount is being amortized over the life of the original note ending on September 15, 2026. This note is convertible at a fixed price of $5.00. During the three and six months ended June 30, 2026, the Company amortized $52,424 and $106,262 of this discount, respectively. As of June 30, 2026 and December 31, 2025, the balance was $714,286 and $714,286 and accrued interest was $45,556 and $16,825, respectively.

The Company’s CEO, William Alessi, paid various expenses on his credit cards on behalf of the Company. The Company reimburses Mr. Alessi for these charges. As of June 30, 2026 and December 31, 2025, there was a balance due of $495 and $252,830, respectively, which has been reported as an accrued liability payable to a related party on the financial statements.

During the six months ended June 30, 2026, the Company’s CEO, William Alessi, had made advances to the Company in the amount of $81,000. These advances are due on demand and accrue no interest. As of June 30, 2026 and December 31, 2025, the balance was $81,000 and $0, respectively.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 187,500 and 30,000 Private Placement Warrants to the Sponsor and Cantor and Odeon, respectively, for an aggregate of 217,500 Private Placement Warrants, at a price of $40.00 per Private Placement Warrant, generating proceeds of $8.7 million.

Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $460.00 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor and the underwriters was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. Except as set forth below, the Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees.

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

On February 20, 2026, the Company issued 19,419 shares of common stock pursuant to conversion notice for $325,000 of principal. These shares were valued at $383,719 and the Company recognized a loss of settlement of debt of $58,719. As of June 30, 2026 and December 31, 2025, the balance was $0 and $325,000, respectively.

Other Convertible Notes

On October 16, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $400,000 (the “Note”) to a lender. The Note bears interest of 7% and matures on October 16, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Company issued 363,636 warrants in conjunction with this promissory note. These warrants are exercisable at $1.10 per share and mature on October 16, 2030. Per ASC 470, the proceeds received must be allocated between the convertible note and the warrants were classified as equity per ASC 815. The Company valued these warrants at $297,151on the date of issuance using a binomial model and recorded a debt discount for $297,151 on the note, which will be amortized over the life of the note. The binomial valuation model was based on the following assumptions: (1) expected volatility of 93.23%, (2) weighted average risk-free interest rate of 3.55% and (3) expected life of 5.00 years. As of December 31, 2025, there was a debt discount balance of $235,109 remaining. During the three and six months ended June 30, 2026, the Company amortized $74,288 and $147,759 of this debt discount, respectively. As of June 30, 2026, there was a debt discount balance of $87,349 remaining. As of June 30, 2026 and December 31, 2025, the balance on this note was $400,000 and $400,000 and accrued interest was $20,067 and $5,989, respectively.

On October 31, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $250,000 (the “Note”) to a lender. The Note bears no interest and matures on October 30, 2026. The principal balance may be repaid at any time. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. The Company issued 1,000,000 warrants in conjunction with this promissory note. These warrants are exercisable at $1.00 per share and mature on October 30, 2030. Per ASC 470, the proceeds received must be allocated between the convertible note and the warrants were classified as equity per ASC 815. The Company valued these warrants at $777,956 on the date of issuance using a binomial model and recorded a debt discount for $250,000 on the note, which will be amortized over the life of the note. The binomial valuation model was based on the following assumptions: (1) expected volatility of 92.98%, (2) weighted average risk-free interest rate of 3.71% and (3) expected life of 5.00 years. As of December 31, 2025, there was a debt discount balance of $208,104 remaining. During the three and six months ended June 30, 2026, the Company amortized $62,500 and $124,313 of this debt discount, respectively. As of June 30, 2026, there was a debt discount balance of $83,791 remaining. As of June 30, 2026 and December 31, 2025, the balance on this note was $250,000 and accrued interest was $0.

On December 30, 2025, the Company issued an unsecured convertible promissory note in the aggregate principal amount of $110,000 (the “Note”) to a lender. The Note bears interest of 7% and matures on December 29, 2026. The principal balance may be repaid at any time. The Note contained an original issue discount of $10,000 and the Company received $100,000 in cash. The Note can be converted at any time following six months after the issuance. The note’s conversion price shall mean 80% (representing a discount of 20%) multiplied by the Trading Price (as defined below) for the Common Stock as calculated following the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the five-day (5-day) volume-weighted average price of the Common Stock as reported by a reliable reporting service designated by the Holder (i.e., Bloomberg, etc.). “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. As of December 31, 2025, there was a debt discount balance of $9,945. On January 30, 2026, the Company made a payment of $127,287 towards the principal balance of $110,000 and accrued interest and early payoff penalty of $17,287. During the three and six months ended June 30, 2026, the Company amortized $0 and $9,945 of this debt discount, respectively. As of June 30, 2026 and December 31, 2025, the balance on this note was $0 and $110,000 and accrued interest was $0 and $0, respectively.

NOTE 6 – FINANCING PAYABLE

On December 16, 2025, the Company entered into a financing arrangement for an insurance policy. The Company financed $464,000 of the insurance premiums with an interest rate of 7.5%. The Company is required to make 10 payments of $47,686 with the first payment being due on January 16, 2026. During the three and six months ended June 30, 2026, the Company made payments totaling $143,063 and $286,125, respectively. As of June 30, 2026 and December 31, 2025, the balance of this financing arrangement was $185,600 and $464,000 and accrued interest was $644 and $1,160, respectively.

NOTE 7 – STREETERVILLE CAPITAL, LLC PRE-PAID PURCHASES

Effective June 30, 2026, the Company entered into a securities purchase agreement (the “SPA”) with Streeterville Capital, LLC (the “Investor” or “Streeterville”), pursuant to which the Company would sell and the Investor would purchase (i) one or more Secured Pre-Paid Purchases (each a “Pre-Paid Purchase,” and collectively the “Pre-Paid Purchases”) in the aggregate purchase amount of up to $10,000,000 (the “Commitment Amount”), for the purchase of shares of Class A common stock of the Company (“Common Shares”), upon the terms and subject to the limitations and conditions set forth in the Pre-Paid Purchase; and (ii) 450,000 Common Shares, to be delivered by the Company to Investor at the initial closing and to be used as pre-delivery shares under the Pre-Paid Purchases (the “Pre-Delivery Shares”).

The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA prohibits the Company, while any Pre-Paid Purchase is outstanding, from issuing any (i) debt securities other than trade payables in the ordinary course of business, or (ii) any variable rate equity securities. The SPA also prohibits the Company from making any payments to William Alessi, the Company’s CEO, or any of his affiliates, with respect to any debt obligations owed by the Company to any of those affiliated debtholders. The SPA prohibits the issuance to the Investor under any Pre-Paid Purchase of a number of Common Shares in excess of the amount that would be permitted under Nasdaq Listing Rule 5635(d) without shareholder approval (the “Exchange Cap”), and requires the Company to obtain shareholder approval to issue to the Investor an amount of Common Shares in excess of the Exchange Cap (the “Shareholder Approval”) prior to the initial closing. The Shareholder Approval was received by the Company on June 30, 2026. The SPA also requires the Company to, within 30 days of the initial closing, file (i) a Schedule 14C information statement with the Securities and Exchange Commission (“SEC”) regarding the Shareholder Approval, and (ii) a registration statement with the SEC registering the Pre-Delivery Shares and all other Common Shares that may be purchased by the Investor pursuant to any Pre-Paid Purchase.

Each Pre-Paid Purchase will be issued in substantially the same form as the Initial Pre-Paid Purchase (defined below), matures 18 months following the date the purchase price for such Pre-Paid Purchase is delivered to the Company (the “Purchase Price Date”), includes an 8% original issue discount (OID), accrues interest at 8% per annum, and is prepayable, after providing 10 trading days’ notice, at a 10% premium to the then-outstanding balance of the Pre-Paid Purchase. If the registration statement referenced above is not declared effective by the SEC within 90 days of the Purchase Price Date, the outstanding balance under the Pre-Paid Purchase will automatically increase by 1% and will continue increasing by 1% every 30 days thereafter until the earlier of (i) the date the registration statement is declared effective, or (ii) 6 months following the Purchase Price Date. Under each Pre-Paid Purchase, the holder has the right to purchase Common Shares (by applying a portion of the outstanding balance under the Pre-Paid Purchase to the purchase of Common Shares) at a purchase price equal to 90% multiplied by the lowest daily volume-weighted average price during the five trading days preceding the purchase notice, subject to a $0.81 per share floor price, and provided that the Investor may not purchase shares of Common Stock to the extent that such purchase would result in the Investor’s beneficial ownership of Common Stock being in excess of 9.99%. If the volume-weighted average price of the Common Shares is less than the $0.81 per share floor price for at least 5 consecutive trading days, the Company is required to begin making monthly cash repayments of amounts outstanding under the Pre-Paid Purchase in amounts equal to (i) the outstanding balance at that time divided by 6, plus (ii) outstanding interest as of each payment date.

Each Pre-Paid Purchase is secured by a security agreement (the “Security Agreement”) by and between the Investor and the Company and its subsidiaries, granting the Investor first priority security interests in all assets of the Company and its subsidiaries, including Alpha Modus, Corp.’s intellectual property pursuant to a separate intellectual property security agreement (the “IP Security Agreement”). Additionally, each of the Company’s subsidiaries are guarantors of the Company’s obligations under each Pre-Paid Purchase pursuant to a guaranty (the “Guaranty”). William Alessi, his entity, Janbella Group, LLC, the trusts deemed to be beneficially owned by Mr. Alessi, and Chris Chumas (the Company’s CSO) (each a “Capital Party” and collectively the “Capital Parties”), are required to execute a subordination and voting agreement (the “Subordination Agreement”) pursuant to which (i) all of the Company’s and its subsidiaries’ indebtedness and obligations to each Capital Party will be subordinated to Investor, (ii) all security interests of any Capital Party will be subordinate to Investor’s security interests, (iii) the Company and its subsidiaries will not make any payments to any Capital Party (except for non-discretionary compensation owed to them pursuant to employment agreements with the Company), (iv) none of the Capital Parties will accelerate any subordinated debt or equity, (v) and no Capital Party will convert, exchange, or transfer their shares of Company stock until such time as the Investor has been fully paid and all financing agreements between the Investor and the Company are terminated. The Subordination Agreement also requires Chris Chumas to convert the 430,000 shares of Series C Preferred Stock of the Company beneficially owned by him prior to June 29, 2026, into 304,412 Common Shares (the “Chumas Common Shares”) within 30 days of the Purchase Price Date, and the SPA requires Chris Chumas to complete that conversion of preferred shares into the Chumas Common Shares prior to the initial closing.

On June 29, 2026, Chris Chumas and his IRA each converted their 215,000 shares of Series C Preferred Stock of the Company into 152,206 Common Shares as required by the SPA and Subordination Agreement described above (converting 430,000 shares of Series C Preferred Stock in the aggregate into 304,412 Common Shares—the Chumas Common Shares).

On June 30, 2026, the Company sold to the Investor (i) an initial Pre-Paid Purchase in the original principal amount of $2,190,000 (the “Initial Pre-Paid Purchase”), and (ii) the Pre-Delivery Shares, for a total purchase price of $2,000,045, which was paid by the Investor to the Company in the initial closing on June 30, 2026. At the initial closing, the Company issued the Initial Pre-Paid Purchase and Pre-Delivery Shares to the Investor, the Company and its subsidiaries entered into the Security Agreement, the Company’s subsidiary (Alpha Modus, Corp.) entered into the IP Security Agreement, the Company’s subsidiaries entered into the Guaranty, and the Capital Parties entered into the Subordination Agreement. The Company valued this agreement using a binomial method and determined that there was a derivative liability associated with it. On June 30, 2026, the Company recorded a debt discount for the derivative liability on this agreement of $1,777,454. The Company also valued the shares of Class A common stock issued as pre-delivery shares at $4.05 per share for a value of $1,822,500. The Company recorded a debt discount of $222,546 to the amount of proceeds received under this agreement. These discounts are being amortized over the life of the agreement, which ends on December 29, 2027. During the six months ended June 30, 2026, the Company amortized $3,996.

NOTE 8 – WARRANTS

As of June 30, 2026 and December 31, 2025, the Company has 300,000 Public Warrants and 217,500 Private Placement Warrants outstanding.

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

The warrants have an exercise price of $460 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $368 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $368 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $720 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.40 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the closing price of Class A common stock equals or exceeds $720 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

NOTE 9 – EARNOUT SHARES AND SPONSOR EARNOUT SHARES

The stockholders of Alpha Modus, Corp. may be issued up to 55,000 additional shares of Company common stock (the “Earnout Shares”). The Earnout Shares will be earned and issued in one-third (1/3) increments (of approximately 18,333 shares) if, for any twenty (20) trading days within any thirty (30)-consecutive trading day period beginning at least 180 days after the Closing and on or prior to the 5-year anniversary of the Closing, the VWAP of the Company’s common stock equals or exceeds $520 per share, $600 per share and $720 per share (as equitably adjusted for stock splits, stock dividends, combinations, recapitalizations and the like after the Closing), respectively, with all remaining Earnout Shares earned and issued upon certain changes of control of the Company at or prior to the 5-year anniversary of the Closing.

Additionally, at the Closing, the Company’s sponsor, Insight Acquisition Sponsor LLC (the “Sponsor”) was required to deposit 18,750 shares of Company common stock into escrow (the “Sponsor Earnout Shares”), and the Sponsor Earnout Shares will be released to the Sponsor according to the same milestones and timelines applicable to the Earnout Shares described above (earned and issued in one-third (1/3) increments of approximately 6,250 shares).

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

If the condition for more than one Milestone is achieved, the Company Earnout Shares to be issued in connection with such Milestone shall be cumulative with any Company Earnout Shares earned prior to such time and the Escrowed Sponsor Shares to be released from escrow to Sponsor shall be cumulative with any Escrowed Sponsor Shares released prior to such time in connection with the achievement of any other Milestone; provided that, for the avoidance of doubt, the Company Earnout Shares in respect of each Milestone will be issued and earned only once and the aggregate Company Earnout Shares issued shall in no event exceed 55,000 shares of Class A Common Stock.

If, at or following the 5-year anniversary of the Closing Date, the $520 Share Price Milestone, $600 Share Price Milestone and/or the $720 Share Price Milestone have not occurred, none of the Earnout Shares that related to that particular Milestone shall be issued, and the Escrowed Sponsor Shares that have not been released from escrow to Sponsor shall automatically without further action be forfeited and deemed cancelled.

In the event that after the Closing and prior the 5-year anniversary of the Closing Date, there is a Change of Control, the $520 Share Price Milestone, $600 Share Price Milestone, and/or the $720 Share Price Milestone, as applicable, shall be deemed to have occurred to the extent any such Milestone has not been achieved prior to the date of such Change of Control. For purposes hereof, a “Change of Control” means the occurrence in a single transaction or as a result of a series of related transactions, of one or more of the following events:

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

NOTE 10 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

The fair value of financial instruments on June 30, 2026 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$7,680	$-
Derivative liabilities-private warrants	$-	$5,563	$-
Derivative liabilities-earnout shares	$-	$-	$-
Derivative liabilities-sponsor earnout shares	$-	$-	$-
Derivative liabilities-pre-paid purchases	$-	$1,888,086	$-
Total	$-	$1,901,329	$-

Mezzanine Equity:
Series C preferred stock	$-	$-	$-

The fair value of financial instruments on December 31, 2025 is summarized below:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative liabilities-public warrants	$-	$658,800	$-
Derivative liabilities-private warrants	$-	$487,573	$-
Derivative liabilities-earnout shares	$-	$-	$-
Derivative liabilities-sponsor earnout shares	$-	$-	$-
Total	$-	$1,146,373	$-

Mezzanine Equity:
Series C preferred stock	$-	$-	$41,170,508

The initial and subsequent fair values of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a Black-Scholes model. The Company recognized a gain in the statement of operations resulting from a decrease in the fair value of warrant liabilities of $924,201 for the three months ended June 30, 2026 and $1,133,130 for the six months ended June 30, 2026 and recognized a loss in the statement of operations resulting from an increase in the fair value of warrant liabilities of $581,842 for the three months ended June 30, 2025 and $347,647 for the six months ended June 30, 2025, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at their measurement dates: June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Exercise price	$460	$460
Stock price	$4.2600	$18.4040
Public warrant price	$0.0256	$0.0549
Volatility	83.80%	92.40%
Risk-free rate	4.16%	3.64%
Dividend yield	0.00%	0.00%

The initial fair value of the Company Earnout Shares and the fair value of the Sponsor Earnout Shares have been estimated using a Monte Carlo simulation model. For the three and six months ended June 30, 2026 and 2025, the Company recognized a gain in the statement of operations resulting from a decrease in the fair value of liabilities of approximately $0 and $12,633 and $0 and $1,051,915, respectively, presented as change in fair value of derivative earnout shares and sponsor earnout shares liabilities on the accompanying consolidated statements of operations.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at their measurement dates as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock price	$4.2600	$18.4040
Volatility	28.20%	25.80%
Risk-free rate	4.16%	3.64%
Dividend yield	0.00%	0.00%

The initial fair value of the Series C Preferred Stock has been estimated using a Monte Carlo simulation model at the business combination date of December 13, 2024. For the year ended December 31, 2024, the Company recognized the fair value of the Series C Preferred Stock of approximately $71,809,025, presented as mezzanine equity on the accompanying consolidated balance sheets.

The following table provides quantitative information regarding Level 2 fair value measurements inputs at the measurement date of December 13, 2024:

December 13, 2024
Stock price	$9.50
Volatility	26.50%
Risk-free rate	4.25%
Dividend yield	0.00%

NOTE 11 – MEZZANINE EQUITY

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

In the consolidated financial statements, the series C preferred shares are being presented as being issued in 2023 when a Legacy Alpha Modus shareholder converted Legacy Alpha Modus series B preferred shares in preparation for the pending business combination. The consolidated financial statements reflect the 10 shares of series B preferred stock converting into 7,500,000 shares of series C preferred stock and 58,353 shares of class A common stock.

On June 30, 2025, the Company issued 651,997 shares of common stock for the conversion of 3,200,000 shares of preferred series C stock. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity.

On April 8, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the family trust of the Company’s CEO, William Alessi, pursuant to which the trust would exchange an aggregate of 3,870,000 shares of Series C Preferred Stock, which are deemed to be beneficially owned by Mr. Alessi as Mr. Alessi’s spouse is the trustee of the trust) for an aggregate of 2,739,707 shares of Class A common stock. In the Exchange Agreement, the trust agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 5, 2026, the trust’s preferred shares were cancelled, and 2,739,707 shares of Class A common stock were issued to the trust. These shares carrying value was $37,053,457, which was moved from mezzanine equity to shareholders’ equity.

On April 8, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with Chris Chumas, the Company’s Chief Sales Officer and Mainstar Trust, pursuant to which he and the trust would exchange an aggregate of 430,000 shares of Series C Preferred Stock, which are deemed to be beneficially owned by Mr. Chumas as Mr. Chumas is the trustee of the trust) for an aggregate of 304,412 shares of Class A common stock. In the Exchange Agreement, Mr. Chumas and the trust agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 26, 2026, Mr. Chumas’ and the trust’s preferred shares were cancelled, and 304,412 shares of Class A common stock were issued to Mr. Chumas and the trust. These shares carrying value was $4,117,051, which was moved from mezzanine equity to shareholders’ equity.

As of June 30, 2026 and December 31, 2025, there were 0 and 4,300,000 shares of series C preferred stock issued and outstanding, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Amended and Restated Charter authorizes the issuance of 8,500,000 shares of preferred stock, 7,500,000 shares of which have been designated as Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”), and 1,000,000 shares of which will be undesignated (see Note 11 – Mezzanine Equity).

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

Common Stock

Class A Common Stock -The Company is authorized to issue 228,500,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 4,993,091 and 1,064,255 shares of Class A common stock issued and outstanding, respectively.

The Company enacted a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”), at a ratio of 1-for-40 (the “Reverse Stock Split”). The Reverse Stock Split became effective on June 15, 2026 (the “Effective Date”). All share amounts have been retroactively adjusted.

On January 5, 2025, the Company issued 66 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on January 5, 2025 at $108 per share. The Company recognized $28,425 in stock-based compensation expense.

On January 5, 2025, the Company issued 275 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts with the merger. These shares were valued of the closing price of the Company’s common stock on January 5, 2025 at $108 per share. The Company recognized $29,700 in stock-based compensation expense.

On April 28, 2025, the Company issued 31,250 shares of Class A common stock to Streeterville Capital, LLC as a financing incentive in association with the note amendment entered into by the lender and the Company. These shares were valued as of the closing price of the Company’s common stock at $46 per share. Streeterville Capital, LLC paid $125 for these shares and the Company recognized $1,437,375 as a debt discount against the convertible note and will amortize the discount over the remaining life of the convertible note. On August 5, 2025, these shares were repurchased by the Company for $125 and immediately cancelled.

On April 29, 2025, the Company issued 392 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on April 29, 2025 at $48.80 per share. The Company recognized $76,567 in stock-based compensation expense.

On April 29, 2025, the Company issued 982 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on April 29, 2025 at $48.80 per share. The Company recognized $47,905 in stock-based compensation expense.

On May 27, 2025, the Company entered into an exchange agreement (the “Exchange Agreement”) with four family trusts of the Company’s CEO, William Alessi, pursuant to which the trusts would exchange an aggregate of 3,200,000 shares of Series C Preferred Stock (800,000 shares held in the name of The WRA 2023 Irrevocable Trust, 800,000 shares held in the name of The Janet Alessi 2023 Irrevocable Trust, 800,000 shares held in the name of The Isabella Alessi 2023 Irrevocable Trust, and 800,000 shares held in the name of The Kim Alessi Richter Irrevocable Trust, all of which are deemed to be beneficially owned by Mr. Alessi as Mr. Alessi’s spouse is the trustee of each of the trusts) for an aggregate of 651,997 shares of Class A common stock (with each of the trusts being issued 162,999 shares of common stock). In the Exchange Agreement, each of the trusts agreed not to sell or otherwise transfer the shares of common stock to be received in the exchange until June 13, 2026 (except for permitted transfers to an affiliate). On or about June 30, 2025, the trusts’ preferred shares were cancelled, and 651,997 shares of Class A common stock were issued to the trusts. These shares carrying value was $30,638,517, which was moved from mezzanine equity to shareholders’ equity.

On May 29, 2025, the Company issued 15,340 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $767,000 in principal and accrued interest.

On June 11, 2025, the Company issued 2,500 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $125,000 in principal and accrued interest.

On July 1, 2025, the Company issued 528 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on July 1, 2025 at $46.40 per share. The Company recognized $97,964 in stock-based compensation expense.

On July 10, 2025, the Company issued 3,250 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $162,500 in principal and accrued interest.

On July 16, 2025, the Company issued 3,000 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $150,000 in principal and accrued interest.

On July 17, 2025, the Company issued 1,321 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on July 17, 2025 at $51.60 per share. The Company recognized $68,153 in stock-based compensation expense.

On July 17, 2025, the Company issued 650 shares of Class A common stock to two individuals for services rendered to the Company. These shares were valued of the closing price of the Company’s common stock on July 17, 2025 at $51.60 per share. The Company recognized $33,540 in stock-based compensation expense.

On July 17, 2025, the Company issued 3,450 shares of Class A common stock to a noteholder for $16,042 in accrued interest. These shares were valued as of the closing price of the Company’s common stock on July 17, 2025 at $51.60 per share for a total of $178,020. The Company recognized a loss of settlement of debt of $161,978.

On July 23, 2025, the Company issued 50,910 shares of Class A common stock to Streeterville Capital, LLC pursuant to its partial conversion of the Note issued by the Company to Streeterville Capital, LLC on or about December 13, 2024, described above. The lender converted $2,545,500 in principal and accrued interest.

On September 30, 2025, the Company issued 523 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on September 30, 2025 at $47.60 per share. The Company recognized $99,503 in stock-based compensation expense.

On September 30, 2025, the Company issued 1,307 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on September 30, 2025 at $47.60 per share. The Company recognized $62,187 in stock-based compensation expense.

On September 30, 2025, the Company issued 379 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on September 30, 2025 at $47.60 per share. The Company recognized $18,000 in stock-based compensation expense.

On December 31, 2025, the Company issued 1,146 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $18.40 per share. The Company recognized $84,322 in stock-based compensation expense.

On December 31, 2025, the Company issued 2,864 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $18.40 per share. The Company recognized $52,701 in stock-based compensation expense.

On December 31, 2025, the Company issued 978 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $18.40 per share. The Company recognized $18,000 in stock-based compensation expense.

On December 31, 2025, the Company issued 2,994 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $56,250 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on December 31, 2025 at $18.40 per share. The Company recognized $55,098 in stock-based compensation expense.

On October 24, 2025, the Company entered into consulting agreements with Rucus Holdings LLC (“Rucus”) and Leron Group LLC (“Leron”), pursuant to which Rucus and Leron would provide marketing and sales services to the Company in connection with the rollout of the Company’s financial services kiosks with a major US retailer, and the Company would issue Rucus 6,250 shares of Class A common stock, and the Company would issue Leron 100,000 shares of Class A common stock. Such shares were issued to Rucus and Leron on January 20, 2026. These shares were valued at $32.20 on January 20, 2026 for a total value of $3,420,825. The Company recognized stock compensation expense of $2,640,802. As of June 30, 2026, there is $780,023 of stock compensation included in prepaid expenses.

On January 16, 2026, the Form S-3 filed with the SEC by the Company was declared effective. The Company made an agreement with HC Wainwright & Co., LLC to sell stock under the “At the Market” plan setforth in the Form S-3. During the six months ended June 30, 2026, the Company issued 160,262 shares of Class A common stock for $2,991,650 in cash. Selling costs of these shares amounted to $117,499 and the Company received $2,874,151 in cash.

On January 20, 2026, the Company issued 10,000 shares of Class A common stock to Maxim Partners, LLC for the conversion of $368,750 on accounts payable. These shares were valued at $32.20 on January 20, 2026 for a total value of $321,960. The Company recognized a gain on settlement of debt of $46,790.

On February 20, 2026, the Company issued 19,419 shares of Class A common stock to Loeb & Loeb, LLP pursuant to its conversion of the Note issued by the Company to Loeb & Loeb, LLP on December 13, 2024. The lender converted $325,000 of principal. These shares were valued at $19.76 on February 20, 2026 for a total value of $383,719. The Company recognized a loss on settlement of debt of $58,719.

On February 27, 2026, the Company issued 3,646 shares of Class A common stock to two individuals for services rendered as a bonus for their diligence and efforts for the Company. These shares were valued at $20.06 on February 27, 2026 for a total value of $73,128. The Company recognized stock compensation expense of $73,128.

On February 27, 2026, the Company issued 2,375 shares of Class A common stock to two individuals pursuant to two consulting agreements. These shares were valued at $20.06 on February 27, 2026 for a total value of $47,633. The Company recognized stock compensation expense of $47,633.

On March 31, 2026, the Company issued 1,719 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $14.71 per share. The Company recognized $101,143 in stock-based compensation expense.

On March 31, 2026, the Company issued 4,298 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $14.71 per share. The Company recognized $63,213 in stock-based compensation expense.

On March 31, 2026, the Company issued 1,224 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $14.71 per share. The Company recognized $18,000 in stock-based compensation expense.

On March 31, 2026, the Company issued 3,868 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $56,250 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on March 31, 2026 at $14.71 per share. The Company recognized $56,892 in stock-based compensation expense.

On June 29, 2026, the Company entered into a subscription agreement with Streeterville Capital, LLC (“Streeterville”), in which Streeterville agreed to purchase 450,000 shares of Class A common stock for $45. The Company recognized an addition to the discount associated with this pre-paid purchase agreement of $222,546 and recorded this directly against additional paid-in capital.

On June 30, 2026, the Company issued 5,974 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $101,143 in stock-based compensation expense.

On June 30, 2026, the Company issued 14,935 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $63,213 in stock-based compensation expense.

On June 30, 2026, the Company issued 13,441 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $56,250 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $56,892 in stock-based compensation expense.

On June 30, 2026, the Company issued 4,226 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $18,000 in stock-based compensation expense.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were zero shares of Class B common stock issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class B common stock and holders of Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.

Warrants

On October 16, 2025, the Company issued warrants to purchase 9,091 shares of Class A Common Stock of the Company at $44 per share in connection with a convertible note payable (see Note 4). These warrants expire on October 15, 2030. The Company valued these warrants at $297,151 using a binomial model and recorded this amount as in increase in additional paid-in capital. The binomial valuation model was based on the following assumptions: (1) expected volatility of 93.23%, (2) weighted average risk-free interest rate of 3.55% and (3) expected life of 5.00 years.

On October 31, 2025, the Company issued warrants to purchase 25,000 shares of Class A Common Stock of the Company at $40.00 per share in connection with a convertible note payable (see Note 4). These warrants expire on October 30, 2030. The Company valued these warrants at $250,000 using a binomial model and recorded this amount as in increase in additional paid-in capital. The binomial valuation model was based on the following assumptions: (1) expected volatility of 92.98%, (2) weighted average risk-free interest rate of 3.71% and (3) expected life of 5.00 years.

As of June 30, 2026 and December 31, 2025, the Company had 34,091 warrants issued and outstanding.

NOTE 13 – SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between cost of revenues, sales and marketing, professional fees, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Operating expenses
General and administrative expenses	$1,010,441	$623,155
Professional fees	1,549,769	525,655
Total operating expenses	2,560,210	1,148,810
Operating loss	(2,560,210)	(1,148,810)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	-	13,096
Change in derivative liability	(110,632)	-
Change in fair value of earnout shares liability	-	12,633
Change in fair value of warrants liability	924,201	(581,842)
Loss on settlement of debt	-	(598,324)
Interest expense	(402,419)	(483,815)
Total other income (expense)	411,150	(1,638,252)
Loss before income tax expense	(2,149,060)	(2,787,062)
Income tax expense	-	-
Net loss	$(2,149,060)	$(2,787,062)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Operating expenses
General and administrative expenses	$2,007,446	$1,690,225
Professional fees	4,359,910	817,786
Total operating expenses	6,367,356	2,508,011
Operating loss	(6,367,356)	(2,508,011)
Operating margin	-100%	-100%

Other income (expenses)
Patent infringement income	325,000	13,096
Interest income	-	6
Change in derivative liability	(110,632)	-
Change in fair value of earnout shares liability	-	1,051,915
Change in fair value of warrants liability	1,133,130	(347,647)
Shareholder settlement expense	(150,000)	-
Loss on settlement of debt	(6,929)	(598,324)
Interest expense	(993,104)	(706,178)
Total other income (expense)	197,465	(587,132)
Loss before income tax expense	(6,169,891)	(3,095,143)
Income tax expense	-	-
Net loss	$(6,169,891)	$(3,095,143)

The Company had $127,847 and $8,050 in long-lived tangible assets as of June 30, 2026 and December 31, 2025, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the financial statements except as set forth below.

On July 30, 2026, Streeterville Capital, LLC issued a Purchase Notice under the Initial Pre-Paid Purchase described above, pursuant to which the Company issued Streeterville 7,819 shares of Class A common stock for a $25,000 purchase amount, reducing the balance due to Streeterville under the Initial Pre-Paid Purchase to $2,179,647.14.

On August 5, 2026, Streeterville Capital, LLC issued a Purchase Notice under the Initial Pre-Paid Purchase described above, pursuant to which the Company issued Streeterville 25,908 shares of Class A common stock for an $85,000 purchase amount, reducing the balance due to Streeterville under the Initial Pre-Paid Purchase to $2,097,554.95.

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

The company earnout shares and sponsor earnout shares (“earnout shares”) as defined in the business combination agreement are recognized as derivative liabilities in accordance with ASC 815. In accordance with FASB ASC Topic 820, “Fair Value of Financial Instruments” (“ASC 820”), the Company recognizes the earnout shares instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period for so long as they are outstanding. At the date of the merger, the initial fair value of the earnout shares have been estimated using a Monte Carlo simulation model. Subsequently, the fair value of the earnout shares have been estimated using this same Monte Carlo simulation model. Derivative earnout shares liabilities are classified as current liabilities (See note 9 for more details on earnout shares).

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations

For the Three Months ended June 30, 2026, compared to the Three Months ended June 30, 2025

Revenue

Alpha Modus had $0 and $0 revenue during the three months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Alpha Modus had operating expenses of $2,560,210 for the three months ended June 30, 2026, compared to $1,148,810 for the three months ended June 30, 2025. The increase was primarily due to an increase in professional fees and payroll expenses.

Other Income/Expenses

Alpha Modus had total other income of $411,150 for the three months ended June 30, 2026, compared to total other expense of $1,638,252 for the three months ended June 30, 2025. The increase was primarily due to a decrease of $81,396 in interest expense, no loss in loss on settlement of debt (for the three months ended June 30, 2026, as compared to a $598,324 loss on settlement of debt for the three months ended June 30, 2026), an increase of $1,506,043 in change in fair value of warrants liability and a decrease of $12,633 in change in fair value of business combination earnout shares liability.

Net Loss

Alpha Modus had a net loss of $2,149,060 for the three months ended June 30, 2026, compared to a net loss of $2,787,062 for the three months ended June 30, 2025. The decrease in net loss during the three months ended June 30, 2026, as compared to the net loss during the three months ended June 30, 2025, was primarily due to the increase in change in fair value of warrants and decrease in loss on settlement of debt partially offset by the increase in professional fees described above.

For the Six Months ended June 30, 2026, compared to the Six Months ended June 30, 2025

Revenue

Alpha Modus had $0 and $0 revenue during the six months ended June 30, 2026 and 2025, respectively.

Operating Expenses

Alpha Modus had operating expenses of $6,367,356 for the six months ended June 30, 2026, compared to $2,508,011 for the six months ended June 30, 2025. The increase was primarily due to an increase in professional fees, payroll expenses and increased costs of the kiosk system in development.

Other Income/Expenses

Alpha Modus had total other income of $197,465 for the six months ended June 30, 2026, compared to total other expense of $587,132 for the six months ended June 30, 2025. The increase was primarily due to patent infringement income of $325,000, an increase of $1,480,777 in change in fair value of warrants liability, the change in the loss on settlement of debt of $591,395 and the shareholder settlement expense of $150,000, partially offset by a decrease of $1,051,915 in change in fair value of business combination earnout shares liability, an increase of $286,926 in interest expense, and an increase of $110,632 in change in derivative liability for the six months ended June 30, 2026, as compared to the comparative period in 2025. The Company has generated income attributable to settlements of patent infringement and intellectual property enforcement matters. Under the current interpretation and application of GAAP, these proceeds are classified as “Other Income” rather than operating revenue within the consolidated statements of operations. Alpha Modus had $325,000 and $13,096 other income during the six months ended June 30, 2026 and 2025, respectively.

Net Loss

Alpha Modus had a net loss of $6,169,891 for the six months ended June 30, 2026, compared to a net loss of $3,095,143 for the six months ended June 30, 2025. The increase in net loss during the six months ended June 30, 2026, as compared to the net loss during the six months ended June 30, 2025, was primarily due to the increase in professional fees, payroll expenses and increased costs of the kiosk system in development, and interest expense described above.

Liquidity and Capital Resources

As of June 30, 2026, Alpha Modus had cash of $2,001,007. We do not have sufficient resources to execute all of our business plans. We expect to incur significant expenses during the next twelve months of operations, including expenses associated with being a public company. We estimate that these expenses will be comprised primarily of general expenses including overhead, legal and accounting fees. To maintain our plan of growth, we believe we will need to raise a minimum of an additional $2,500,000. These factors, along with the lack of current Company revenues, raise substantial doubt about Alpha Modus’ ability to continue as a going concern.

Net cash used in operating activities was $2,402,992 for the six months ended June 30, 2026, compared to $1,115,337 for the six months ended June 30, 2025.

We had net cash used in investing activities for the six months ended June 30, 2026, of $119,797, compared to $7,500 for the six months ended June 30, 2025.

We had net cash provided by financing activities for the six months ended June 30, 2026, of $4,455,796, compared to $505,237 for the six months ended June 30, 2025.

We will have to raise funds to pay for our expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources, except that we have entered into a Security Purchase Agreement with Streeterville Capital, LLC, pursuant to which we may or may not be able to raise additional capital. Our inability to raise funds for our operations in the future will have a severe negative impact on our ability to remain a viable company.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management intends to remediate the identified material weakness by implementing a more timely reporting schedule and incorporating additional reviews of the financial statement support for future quarters.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in litigation relating to claims arising out of commercial operations in the normal course of business. As of the date hereof, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the Company’s results of operations except as set forth below.

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

On April 23, 2026, Alpha Modus filed a patent infringement lawsuit against Circle-K Stores Inc., alleging infringement of several Alpha Modus patents pertaining to its ‘571 patent, ‘890 patent, ‘880 patent, ‘731 patent, and ‘718 patent, which encompass methods and systems for monitoring shopper behavior, analyzing product interactions, optimizing product placement, managing inventory in real time, and enabling seamless in-store purchase experiences. The complaint was filed in the United States District Court for the Eastern District of Texas (Case No. 2:25-cv-00335), and the case is in its initial pleading stage.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, our registration statement on Form S-1 filed with the SEC on December 11, 2025, and our registration statement on Form S-3 filed with the SEC on January 7, 2026, and our registration statement on Form S-1 filed with the SEC on July 17, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During the three months ended June 30, 2026, the Company issued the following unregistered securities:

On June 30, 2026, the Company issued 5,974 shares of Class A common stock to each of the four non-employee directors for the quarterly issuance set out in the director agreements. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $101,143 in stock-based compensation expense.

On June 30, 2026, the Company issued 14,935 shares of Class A common stock to the Company’s Chief Revenue Officer, Thomas Gallagher, in consideration of his $62,500 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $63,213 in stock-based compensation expense.

On June 30, 2026, the Company issued 13,441 shares of Class A common stock to the Company’s VP of Technology, Puneet Vij, in consideration of his $56,250 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $56,892 in stock-based compensation expense.

On June 30, 2026, the Company issued 4,226 shares of Class A common stock to the Company’s Chief Financial Officer, Rodney Sperry, in consideration of his $18,000 quarterly fee pursuant to his employment agreement. These shares were valued as of the closing price of the Company’s common stock on June 30, 2026 at $4.26 per share. The Company recognized $18,000 in stock-based compensation expense.

As disclosed above in Note 7, on June 30, 2026, the Company sold to the Investor the Pre-Delivery Shares.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, to the Company’s knowledge, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated By Reference
No.	Description	Form	Exhibit	Filing Date
1.1	Sales Agreement, dated January 7, 2026, by and between Alpha Modus Holdings, Inc. and H.C. Wainwright & Co., LLC	S-3	1.1	1/7/2026
2.1#	Business Combination Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	10/17/2023
2.2#	First Amendment to the Business Combination Agreement, dated as of June 21, 2024, by and among Insight Acquisition Corp., IAC Merger Sub Inc. and Alpha Modus, Corp.	8-K	2.1	6/24/2024
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	12/19/2024
3.2	Amended and Restated Bylaws	8-K	3.2	12/19/2024
3.3	Certificate of Amendment to Certificate of Incorporation filed June 3, 2026	8-K	3.1	6/8/2026
10.1	Securities Purchase Agreement, dated October 23, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	10/23/2024
10.2	Amendment to Securities Purchase Agreement, dated December 12, 2024, by and between Insight Acquisition Corp. and Streeterville Capital, LLC	8-K	10.1	12/12/2024
10.3	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and The Alessi 2020 Irrevocable Trust	8-K	10.2	10/17/2023
10.4	Amended and Restated Registration Rights Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp., Insight Acquisition Sponsor LLC and IPO underwriters of Insight Acquisition Corp.	8-K	10.5	10/17/2023
10.5	Confidentiality and Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp., and the Stockholder Parties	8-K	10.4	10/17/2023
10.6	Lock-Up Agreement, dated as of October 13, 2023, by and among Alpha Modus, Corp., Insight Acquisition Corp. and Insight Acquisition Sponsor LLC	8-K	10.3	10/17/2023
10.7	Stockholder Support Agreement, dated as of October 13, 2023, by and among Insight Acquisition Corp., Alpha Modus, Corp. and Insight Acquisition Sponsor LLC	8-K	10.1	10/17/2023
10.8	Promissory Note issued by Alpha Modus Holdings, Inc. to Loeb & Loeb LLP	8-K	10.8	12/19/2024
10.9++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and William Alessi	8-K	10.9	12/19/2024
10.10++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Rodney Sperry	8-K	10.10	12/19/2024
10.11++	Employment Agreement, dated December 13, 2024, by and between Alpha Modus Holdings, Inc. and Chris Chumas	8-K	10.11	12/19/2024
10.12	Subscription Agreement, dated August 30, 2023, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.10	10/25/2023
10.13	Amendment to Subscription Agreement, dated May 15, 2024, by and among Insight Acquisition Corp., Insight Acquisition Sponsor, LLC and Polar Multi-Strategy Master Fund	10-Q	10.15	6/6/2024
10.14	Subscription Agreement, dated April 26, 2024, and accepted by Alpha Modus, Corp. on May 16, 2024, by and among Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	S-4/A	10.15	7/3/2024
10.15	Extension Agreement, dated March 29, 2024, by and among Alpha Modus, Corp. and Janbella Group, LLC	S-4/A	10.16	7/3/2024
10.16	Intellectual Property License Agreement, dated January 8, 2024, by and among Alpha Modus, Corp. and GZ6G Technologies Corp	S-4/A	10.17	7/31/2024
10.17	Intellectual Property License Agreement, dated April 10, 2024, by and among Alpha Modus, Corp., Xalles Holdings Inc., and CashXAI Inc.	S-4/A	10.18	7/31/2024
10.18	Fee Waiver Agreement, dated June 21, 2024, among Insight Acquisition Corp., Insight Acquisition Sponsor LLC and Michael Singer	8-K	10.1	6/24/2024
10.19	Settlement Agreement, dated June 20, 2024, by and among Odeon Capital Group LLC and Insight Acquisition Corp.	8-K	1.2	6/24/2024
10.20	Fee Modification Agreement, dated June 20, 2024, among Cantor Fitzgerald & Co., Insight Acquisition Corp., and Alpha Modus, Corp.	8-K	1.1	6/24/2024

Exhibit		Incorporated By Reference
No.	Description	Form	Exhibit	Filing Date
10.21	Patent Monetization Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Alpha Modus Ventures, LLC	8-K	10.1	5/2/2025
10.22	Option Agreement, dated April 28, 2025, by and between Alpha Modus Holdings, Inc., and Janbella Group, LLC, and Chris Chumas	8-K	10.2	5/2/2025
10.23	Amendment #2 to Secured Convertible Promissory Note, dated April 28, 2025, by and between Alpha Modus Holdings, Inc. and Streeterville Capital, LLC	8-K	10.3	5/2/2025
10.24	Exchange Agreement, dated May 27, 2025, by and between Alpha Modus Holdings, Inc., and The WRA 2023 Irrevocable Trust, The Janet Alessi 2023 Irrevocable Trust, The Isabella Alessi 2023 Irrevocable Trust, and The Kim Alessi Richter Irrevocable Trust	8-K	10.1	5/30/2025
10.25++	Amended Employment Agreement, dated July 1, 2025, by and between Alpha Modus Holdings, Inc., and Rodney Sperry	8-K	10.1	7/15/2025
10.26	Promissory Note Due April 30, 2026, issued by Alpha Modus Holdings, Inc. to The Alessi 2023 Irrevocable Trust, dated July 10, 2025	8-K	10.1	7/17/2025
10.27	Intellectual Property License Agreement, dated July 21, 2025, by and between Alpha Modus Holdings, Inc., CashXAI, Inc., and CashX, LLC	8-K	10.1	7/23/2025
10.28	Exchange Agreement, dated August 14, 2025, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	8/15/2025
10.29	Cancellation Agreement, dated September 8, 2025, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	9/8/2025
10.30	Promissory Note Due September 15, 2026, issued by Alpha Modus Holdings, Inc. to The Alessi 2023 Irrevocable Trust, dated September 16, 2025	8-K	10.1	10/23/2025
10.31	Securities Purchase Agreement, dated October 16, 2025, by Alpha Modus Holdings, Inc. and the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust	8-K	10.2	10/23/2025
10.32	Convertible Promissory Note Due October 15, 2026, issued by Alpha Modus Holdings, Inc. to the Nancy Helen Wallace and Gerard Haase-Dubosc Family Trust, dated October 16, 2025	8-K	10.3	10/23/2025
10.33	Common Stock Purchase Warrant, dated October 16, 2025	8-K	10.4	10/23/2025
10.34	Consulting Agreement, dated September 22, 2025, by and between Alpha Modus Holdings, Inc. and Rucus Holdings LLC	8-K	10.1	10/24/2025
10.35	Consulting Agreement, dated September 22, 2025, by and between Alpha Modus Holdings, Inc. and Leron Group LLC	8-K	10.2	10/24/2025
10.36	Securities Purchase Agreement, dated October 31, 2025, by Alpha Modus Holdings, Inc. and AIFirst Ventures LLC	8-K	10.1	12/5/2025
10.37	Convertible Promissory Note Due October 30, 2026, issued by Alpha Modus Holdings, Inc. to AIFirst Ventures LLC, dated October 31, 2025	8-K	10.2	12/5/2025
10.38	Common Stock Purchase Warrant, dated October 31, 2025	8-K	10.3	12/5/2025
10.39	Securities Purchase Agreement, dated December 30, 2025, by Alpha Modus Holdings, Inc. and Alexander Haase-Dubosc	8-K	10.1	12/31/2025
10.40	Convertible Promissory Note Due December 29, 2026, issued by Alpha Modus Holdings, Inc. to Alexander Haase-Dubosc, dated December 30, 2025	8-K	10.2	12/31/2025
10.41	Exchange Agreement, dated April 8, 2026, by and between Alpha Modus Holdings, Inc., and The Alessi 2023 Irrevocable Trust	8-K	10.1	04/10/2026
10.42	Securities Purchase Agreement, dated June 29, 2026, by Alpha Modus Holdings, Inc. and Streeterville Capital, LLC	8-K	10.1	7/2/2026
10.43	Secured Pre-Paid Purchase #1, issued by Alpha Modus Holdings, Inc. to Streeterville Capital, LLC, dated June 29, 2026	8-K	10.2	7/2/2026
10.44	Security Agreement, dated June 29, 2026, by Alpha Modus Holdings, Inc., Alpha Modus, Corp., Alpha Modus Financial Services, LLC, and Streeterville Capital, LLC	8-K	10.3	7/2/2026
10.45	Intellectual Property Security Agreement, dated June 29, 2026, by Alpha Modus, Corp., and Streeterville Capital, LLC	8-K	10.4	7/2/2026
10.46	Guaranty, dated June 29, 2026, by Alpha Modus, Corp., Alpha Modus Financial Services, LLC, and Streeterville Capital, LLC	8-K	10.5	7/2/2026
10.47	Subordination and Voting Agreement, dated June 29, 2026, by Alpha Modus Holdings, Inc., Alpha Modus, Corp., Streeterville Capital, LLC, and the Capital Parties	8-K	10.6	7/2/2026
10.48++	Consulting Agreement, dated July 1, 2026, between Alpha Modus Holdings, Inc. and 9185-5759 Quebec Inc.	8-K	10.1	7/22/2026
21.1	List of Subsidiaries	10-K	21.1	3/31/2026
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	10-K	97	5/14/2024
99.1	Forfeiture Agreement, dated December 12, 2024, by and between Alpha Modus, Corp. and Polar Multi-Strategy Master Fund	8-K	99.1	12/12/2024
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

++	Indicates a management or compensatory plan.
*	Filed or furnished herewith.
#	Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2026	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ William Alessi
	Name:	William Alessi
	Title:	Chief Executive Officer
(Principal executive officer)

Dated: August 14, 2026	ALPHA MODUS HOLDINGS, INC.

	By:	/s/ Rodney Sperry
	Name:	Rodney Sperry
	Title:	Chief Financial Officer
(Principal financial and accounting officer)

